Form 10-Q
period 1995-03-31
XCL LTD
filed 1995-05-15
CIK 720676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q

  [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the Quarterly Period Ended March 31, 1995

                                     OR

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 1-10669

                                    XCL Ltd.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Delaware                                   51-0305643
(State of Incorporation)                          (I.R.S. Employer
                                                Identification Number)

  110 Rue Jean Lafitte, Lafayette, LA                         70508
(Address of principal executive offices)                   (Zip Code)

                                318-237-0325
               (Registrant's telephone number, including area code)

                                     N/A
               (Former name, former address and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [ X ]     NO  [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     237,545,990 shares Common Stock, $.01 par value were outstanding on May 15, 1995.

                                  XCL LTD.

                                TABLE OF CONTENTS


                                                                   Page
                                    PART I

Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                                   PART II

Item 1.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K.


                           XCL Ltd. and Subsidiaries

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)

                                                     March 31     December 31
                                Assets                 1995           1994
                               -------               --------     -----------
                                                           (Unaudited)
Current assets:
      Cash and cash equivalents                      $  2,469     $   6,751
      Accounts receivable, net                            534         1,720
      Prepaid expenses                                    148           153
                                                      -------       -------
                       Total current assets             3,151         8,624
                                                      -------       -------
 Property and equipment:
      Oil and gas (full cost method):
           Proved and evaluated properties            159,631       158,634
           Unproved and unevaluated properties:
                Domestic                               38,882        37,856
                Foreign                                19,763        17,696
                                                     --------       -------
                                                       58,645        55,552
      Land, at cost                                       135           135
      Other                                             3,021         3,018
                                                     --------       -------
                                                      221,432       217,339
      Accumulated depreciation, depletion and
        amortization                                 (100,736)     (100,079)
                                                     --------       -------
                                                      120,696       117,260
                                                     --------       -------
Investments and assets held for sale                   21,707        20,948
Deferred charges and other assets                       3,672         2,971
                                                     --------       -------
                       Total assets               $   149,226    $  149,803
                                                     ========       =======

          Liabilities and Shareholders' Equity
         -------------------------------------
Current liabilities:
      Accounts payable and accrued expenses       $    2,872     $    3,640
      Royalty and production taxes payable               204            286
      Dividends payable                                  715            965
      Current maturities of limited recourse debt      5,652          5,267
      Other current maturities                         2,030             29
                                                    --------        -------
           Total current liabilities                  11,473         10,187
                                                    --------        -------
Long-term debt, net of current maturities             39,153         41,607
Other non-current liabilities                          3,327          2,809
Commitments and contingencies (Note 7)
Shareholders' equity:
      Preferred stock-$1.00 par value; authorized
       1,200,000 shares; issued shares of 649,244
       at March 31, 1995 and December 31, 1994-
       liquidation preference of $52.9 million
       at March 31, 1995                                 649            649
      Common stock-$.01 par value; authorized 325
       million shares; issued shares of
       237,350,886 at March 31, 1995 and
       237,184,410 at December 31, 1994                2,374          2,372
      Common stock held in treasury -
       $.01 par value; 1,258,900 shares at
       March 31, 1995 and 3,500,000 at
       December 31, 1994                                 (13)           (35)
      Additional paid-in capital                     207,902        206,241
      Accumulated deficit                           (115,639)      (114,027)
                                                    --------        -------
         Total shareholders' equity                   95,273         95,200
                                                    --------        -------
           Total liabilities and shareholders'
            equity                                $  149,226     $  149,803
                                                    ========       ========

The accompanying notes are an integral part of these financial statements.


                            XCL Ltd. and Subsidiaries

                       CONSOLIDATED STATEMENT OF OPERATIONS

                  (Thousands of Dollars, Except Per Share Amounts)

                                                     Three Months Ended
                                                           March 31
                                                      1995         1994
                                                     -----         ----
                                                         (Unaudited)

Oil and gas revenues                              $    678      $  1,338
                                                   -------       -------
Oil and gas operating expenses:
      Operating (including marketing)                  281           286
      Depreciation, depletion and amortization         658           900
      General and administrative                       882         1,017
      Taxes, other than income                         126           297
                                                   -------       -------
                                                     1,947         2,500
                                                   -------       -------
Operating loss                                      (1,269)       (1,162)
                                                   -------       -------
Other income (expense):
      Interest expense,
       net of amounts capitalized                     (356)         (455)
      Other, net                                        13            25
                                                   -------       -------
                                                      (343)         (430)
                                                   -------       -------
Loss before extraordinary item                      (1,612)       (1,592)
Extraordinary charge for early
 extinguishment of debt                                  -        (1,742)
                                                   -------       -------
Net loss                                            (1,612)       (3,334)
Preferred stock dividends                                -             -
                                                   -------       -------
Net loss attributable to common stock            $  (1,612)    $  (3,334)
                                                   =======       =======
Loss per common and common equivalent share:
     Net loss before extraordinary item          $    (.01)    $   (0.01)
     Extraordinary item                                  -         (0.01)
                                                   -------       -------
Net loss per common and common equivalent share  $    (.01)    $   (0.02)
                                                   =======       =======
Average number of common and common
 equivalent shares outstanding                     234,499       168,028
                                                   =======       =======

The accompanying notes are an integral part of these financial statements.


                           XCL Ltd. and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31
                                                         1995          1994
                                                         ----          ----
                                                             (Unaudited)
Cash flows from operating activities:
    Net loss                                          $  (1,612)    $  (3,334)
                                                        -------       -------
    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
        Depreciation, depletion and amortization            658           900
        Extraordinary charge for early extinguishment
          of debt                                             -         1,742
        Change in assets and liabilities:
             Accounts receivable                          1,186           170
             Prepaid expenses                                 5            (5)
             Accounts payable and accrued expenses         (768)       (2,267)
             Royalty and production taxes payable           (82)         (209)
             Other, net                                     518           100
                                                        -------       -------
                Total adjustments                         1,517           431
                                                        -------       -------
                Net cash used in operating activities      (95)        (2,903)
                                                        ------        -------
Cash flows from investing activities:
    Capital expenditures                                (4,095)        (4,638)
    Investments                                           (759)             -
    Other                                                 (517)           181
                                                        ------         ------
               Net cash used in investing activities    (5,371)        (4,457)
                                                        ------         ------
Cash flows from financing activities:
    Proceeds from sales of common stock                     48         25,000
    Proceeds from sales of treasury stock                1,603              -
    Proceeds from issuance of preferred stock                -          1,600
    Loan proceeds                                            -         29,200
    Proceeds from exercise of warrants and options          69              -
    Payment of long-term debt                             (181)       (29,398)
    Payment of preferred stock dividends                  (250)             -
    Stock issuance costs and other                        (105)        (2,068)
                                                       -------        -------
            Net cash provided by financing activities    1,184         24,334
                                                       -------        -------
Net increase (decrease) in cash and cash equivalents    (4,282)        16,974
Cash and cash equivalents at beginning of period         6,751          1,646
                                                       -------        -------
Cash and cash equivalents at end of period           $   2,469       $ 18,620
                                                       =======        =======

The accompanying notes are an integral part of these financial statements.



                             XCL Ltd. and Subsidiaries

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  March 31, 1995

(1)     General

     The consolidated financial statements at March 31, 1995, and for the three months then ended have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations. The Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of XCL Ltd. and subsidiaries as of March 31, 1995, and December 31, 1994, and the results of their operations for the three months ended March 31, 1995, have been included. Certain reclassifications have been made to prior period financial statements to conform to current period presentation, including reclassifying accrued interest on the subordinated debt to be paid in Common Stock and the reserve for franchise tax to long-term liabilities. These reclassifications had no effect on net income or shareholders' equity. The results of the Company's operations for such interim periods are not necessarily indicative of the results for the full year. The year-end balance sheet data was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not included herein.

(2)     Liquidity and Capital Resources

     At March 31, 1995, the Company had an operating cash balance of $2.5 million. The working capital deficit of $8.3 million included approximately $5.7 million of limited recourse debt associated with the Lutcher Moore Tract and $2 million of principal on the Company's bank debt due on January 1, 1996. To provide for additional near term liquidity, the Company has executed a contract to sell the Phoenix Lake Tract for approximately $2.4 million, consisting of $1.8 million in cash and a $.6 million reduction in obligations owed by the Company to the purchaser. This transaction is scheduled to close before May 31, 1995.

     The Company has also negotiated the terms of a proposed sale of the Lutcher Moore Tract, which upon closing would result in net cash proceeds of $8.6 million after retirement of the limited recourse debt. The sale is subject to the execution of definitive agreements, the purchaser securing financing and other customary conditions to closing. Management is negotiating an extension of the maturity dates of the limited recourse debt in the event the purchaser cannot consummate the transaction.

     In order to accelerate exploration and development of the Zhao Dong Block, the Company on May 10, 1995, executed a letter agreement with Apache Corporation ("Apache"), which, upon approval by Chinese authorities, would result in the following:

      (i) Apache will pay 100 percent of the costs to drill, test and complete the next two wildcat wells on the Zhao Dong Block. If Apache elects to drill a third wildcat well it will also pay 100 percent of the costs of that third exploration well.
    (ii) Apache will pay 100 percent of the costs to drill, test and complete the C-3 appraisal well in the "C" Field;
   (iii) Apache will purchase from the Company a 16.67 percent interest in the oil and gas reserves of the "C" Field. Payment for this purchase will be computed and made to the Company from time to time as the field is being developed in order to insure that the Company will receive the full market value of the 16.67 percent interest; and
     (iv) Apache will assume operatorship of the Zhao Dong
          Block and, in consideration for the above identified wells to be drilled at Apache's sole cost for the Company, acquire from the Company an additional 16.67 percent interest in the remainder of the block outside the "C" Field.

     The Company farmed out a one-third interest in the Zhao Dong Block to Apache in 1994. As a result of the May 10, 1995 agreement, the Company and Apache will each have a 50 percent interest in the Zhao Dong Block. Future expenditures beyond those described above will be borne 50 percent by the Company and Apache, respectively. The Company estimates that the Apache transaction will pay for all but approximately $5 million to $6 million of its exploration expenditures related to the Zhao Dong Block for the next twelve months.

     To fund development of the "C" area initial discovery on the Zhao Dong Block, the Company is in discussions with a major banking group with experience in debt financing in China, to provide project debt financing for all development costs. The banking group has indicated interest in providing such financing, and the Company and the banking group are in the process of discussing the terms of the proposed financing. Another alternative available to the Company to obtain development funds is to joint venture with another oil company or financial group.

     As discussed in the Annual Report on Form 10-K for the year ended December 31, 1994, the Company signed a letter of intent with CNPC United Lube Oil Corporation subject to satisfaction of certain conditions, to form a joint venture for the manufacture and sale of lubricating oil in China and southeast Asian markets.
The joint venture, which is expected to have a 30 year life, requires a total investment estimated at $12 million of which 40 percent shall be the capital of the venture, (shared 51 percent to the China interest; 49 percent to the Company's interest) and the remainder is expected to be project financed as venture borrowings. The joint venture is to assume ownership of an existing lubricating oil blending plant located in LangFang, China and is to evaluate constructing a second plant. As of March 31, 1995, the Company has invested $.8 million in this venture.

     The Company currently has approximately $25.1 million in bank debt collateralized by the Company's domestic oil and gas reserves and the stock of certain subsidiaries. Based on an agreement with its lending bank relating to the application of principal prepayments, no further payments are required until the $2 million payment due January 1, 1996. However, the borrowing base under this credit agreement is determined, in part, by the value of the Company's proved developed producing domestic oil and gas reserves, which decline with production, but can be increased by additional successful development drilling. If development drilling is either materially delayed or is less successful than expected, the lender could reduce the borrowing base and thus require earlier principal reductions. The next borrowing base determination is scheduled for September 30, 1995. Domestic development drilling and general corporate expenditures for the next year are estimated at $10 million to $13 million.
In light of the Company's decision to focus its activities in China, management is considering the sale or exchange of the Cox Field for proved producing reserves providing more cash flow and requiring fewer development expenditures in the short term. In this process, the Company would expect to renegotiate the terms of its bank debt to reflect an improved cash flow profile.

     The standardized measure of discounted net cash flows reflects a tight gas severance tax exemption as provided for in Texas Railroad
Commission Statewide Rule 105.  This exemption results in approximately
$5 million of net present worth discounted at 10 percent. The tight gas severance tax exemption is a temporary exemption which expires on August 31, 2001. There are no circumstances that must be met to keep the exemption in place. Pricing for a significant portion of the Company's gas reserves is subject to a price floor established by a long-term gas purchase contract. The continued applicability of this price floor is dependent upon the Company maintaining certain minimum gas production volumes which were not achieved for the contract year ending April 30, 1995. The Company's reserve estimates indicate that with sufficient development the minimum volumes will be achieved for the contract year ending
April 30, 1996.

     Management has historically had the ability to generate funds through the sale of assets or securities, and is confident that it can timely realize sufficient cash resources to adequately meet its obligations and its ongoing requirements.
The timing of receipts from the various sources of funds is not entirely within the Company's control. Thus, the scheduling of planned activities will continue to be dependent on such cash receipts.

     Longer term liquidity is dependent on the Company's continuing access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of INCC and holders of the Company's Subordinated Debt and Preferred Stock.

(3)     Supplemental Cash Flow Information

     There were no income taxes paid during the three month periods ended March 31, 1995 and 1994. (See Note 7 herein).

     Interest and associated capitalized costs for the three month period ended March 31 totaled $1.0 million and $1.6 million, respectively for 1995 and 1994. Interest paid during the three month periods ended March 31, 1995 and 1994 amounted to $.6 and $.7 million, respectively.

     During the three months ended March 31, 1995, the Company issued 18,714 shares of Common Stock in payment of interest on funds escrowed in advance of purchase of Series D Preferred
Stock.

     During the three months ended March 31, 1994, the Company completed the following noncash transactions:

o Shareholders of 7,671 shares of Series C Preferred Stock elected to exercise their conversion rights and accordingly 1,871,660 shares of the Common Stock of the Company were issued pursuant to the terms of the Series C Preferred Stock. All of the Series C Preferred Stock was subsequently converted to Common Stock.

o The Company issued approximately 4.8 million shares of Common Stock in lieu of cash dividends on its Series A and Series B Preferred Stock in respect of dividends due December 31, 1993 and June 30, 1993, and 2,119 and 20 shares of Series C Preferred Stock and Series D Preferred Stock, respectively, for in-kind dividends due December 31, 1993.

(4)     Investments and Assets Held for Sale

     Lube Oil Investment
    --------------------

     As discussed in Note 2, the Company signed a letter of intent with CNPC United Lube Oil Corporation subject to satisfaction of certain conditions, to form a joint venture for the manufacture and sale of lubricating oil in China and southeast Asian markets.
As of March 31, 1995, the Company has invested $.8 million in this venture.

     Phoenix Lake Tract
    -------------------

     The Company owns a 77.78 percent fee interest in 11,700 acres comprising the Phoenix Lake Tract in southwestern Louisiana. On May 10, 1995, the Company executed a contract to sell the Phoenix Lake Tract for approximately $2.4 million, retaining 75 percent of its mineral interest, with a closing scheduled prior to May 31, 1995. The purchase price is to be comprised of approximately $1.8 million in cash and a $.6 million reduction in obligations owed by the Company to the purchaser.
No gain or loss is expected to be recognized.

 (5)     Debt

Long-term debt at March 31, 1995 consists of the following
(000's):

                                         Current     Long-Term
                                        Maturities    Portion       Total
                                        ----------  -----------   --------

Collateralized credit facility          $  2,000      $23,115      $25,115
Subordinated debt (due April 5 ,2000)          -       15,000       15,000
Building Mortgage                             30          669          699
                                          ------       ------       ------
     Total                              $  2,030      $38,784      $40,814
                                          ======       ======       ======
Lutcher Moore Group
    Limited Recourse Debt               $  5,652      $   369      $ 6,021
                                          ======       ======       ======

     Substantially all of the Company's assets collateralize certain of these borrowings. Accounts payable and accrued expenses include interest accrued at March 31, 1995, of approximately $.6 million.

Lutcher  Moore Group Limited Recourse Debt :
- -------------------------------------------

Mortgage and Seller Notes.
- -------------------------

At March 31, 1995, approximately $2.8 million of Mortgage Notes (net of amounts escrowed for payment) and $3.2 million of Seller Notes were outstanding. Mortgage Notes bear interest of 9 percent and mature in June 1995. Seller Notes bear interest of 8 percent and mature June 1996. The Company is negotiating an extension of the maturity dates of the Mortgage and Seller Notes.

Collateralized Credit Facility
- ------------------------------

     Under the INCC Agreement, the Company is required to maintain minimum levels of tangible net worth, working capital and fixed charge coverage, and expend a minimum amount on domestic development drilling. Further, the INCC Agreement contains certain restrictions pertaining to debt, mergers, issuances of securities, investments, sales of property, cash dividends and redemptions and payments related to subordinated debt. During the first quarter of 1995, the INCC Agreement was amended to modify certain covenant requirements.

(6)     Preferred Stock and Common Stock

     As of March 31, 1995, the Company had the following shares of Preferred Stock outstanding:

                       Shares           Liquidation Value
                       -------          -----------------
     Series A          599,244            $47,939,520 *
     Series B           50,000              5,000,000

     * 50 pounds sterling (U.K.) per share (1 U.K. pound sterling = U.S. $1.60 at March 31, 1995).

     At March 31, 1995, the Company had reserved approximately .9 million shares of Common Stock to be issued as dividends on Preferred Stock. On November 30, 1994, the Company declared cash dividend payments on Series A and Series B Preferred Stocks of approximately $2.6 million for the six month period ended December 31, 1994. The Company is required to sell shares of its Common Stock to fund these dividends and as of March 31, 1995, $715,000 of the dividends remained to be paid.

(7)     Commitments and Contingencies and Subsequent Events

     Other commitments, contingencies and subsequent events include:

o In order to accelerate exploration and development of the Zhao Dong Block, the Company on May 10, 1995, executed a letter agreement with Apache Corporation ("Apache"), which, upon approval by Chinese authorities, would result in the following:

         (i) Apache will pay 100 percent of the costs to drill, test and complete the next two wildcat wells on the Zhao Dong Block. If Apache elects to drill a third wildcat well it will also pay 100 percent of the costs of that third exploration well.
        (ii) Apache will pay 100 percent of the costs to drill, test and complete the C-3 appraisal well in the "C" Field;
       (iii) Apache will purchase from the Company a 16.67 percent interest in the oil and gas reserves of the "C" Field. Payment for this purchase will be computed and made to the Company from time to time as the field is being developed in order to insure that the Company will receive the full market value of the 16.67 percent interest; and
        (iv)  Apache will assume operatorship of the Zhao
              Dong Block and, in consideration for the above identified wells to be drilled at Apache's sole cost for the Company, acquire from the Company an additional 16.67 percent interest in the remainder of the block outside the "C" Field.

      The Company will retain a 50 percent interest in the Zhao Dong Block. Under the Production Sharing Agreement effective May 1993, pursuant to which the Company acquired exploration, development and production rights to the Zhao Dong Block, the Company remains obligated to drill two additional exploratory wells by May 1996. The cost of these two wells will be paid by Apache, as described in (i) above.

o During 1992, the Company received notice, and amendment thereto, of a proposed assessment for state income and franchise taxes. During December 1993, the Company and two of its wholly-owned subsidiaries, XCL-Texas, Inc. and XCL Acquisitions, Inc. were sued in separate law suits entitled Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. Exploration Company of Louisiana, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5449); Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. XCL-Texas, Incorporated (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5450); and Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. XCL Acquisitions, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-
      5337) by the Louisiana Department of Revenue for Louisiana State corporate franchise and income taxes. The claims relate to assessments for the 1987 through 1991 fiscal years. The aggregate amount of the assessments, including penalties and interest, is approximately $2.25 million as of the original due date excluding extensions for filing of the respective returns. The Company believes that this contingency has been adequately provided for in the consolidated financial statements. The law suits are all in their initial stages. The Company has filed answers to each of these suits and intends to defend them vigorously. The Company believes that it has meritorious defenses and it has instructed its counsel to contest these claims.

o In connection with a lawsuit entitled The Elia G. Gonzalez Mineral Trust, et al vs. Edwin L. Cox, et al which was settled and dismissed on December 31, 1993, two groups of non-participating royalty owners filed interventions. The court ordered the interventions stricken. During 1994, the first group appealed and the second group filed a new lawsuit. The Company settled the new lawsuit filed by the second group with its share of the settlement being $20,000. During December 1994, the appellate court affirmed the trial court's decision to deny the intervention to the first group. The Company, in March 1995, was named as a third party defendant by the original lessor who had been previously sued by the nonparticipating royalty owners comprising the first group. Management believes that the outcome of the remaining intervention will not have a material adverse effect on the Company's financial position or results of operations. The Company intends to defend vigorously all claims asserted by the first group in its lawsuit.

o During April 1994, the Company was sued in an action entitled Kathy M. McIlhenny vs. The Exploration Company of Louisiana, Inc. (15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 941845). Kathy McIlhenny, wife of an officer and director of the Company, has asserted a claim in the aggregate amount of approximately $.5 million in respect of compensation for certain services alleged to have been performed on behalf of the Company and under an alleged verbal employment agreement and, by amendment, asserted a claim for payments arising from purported rights to mineral interests. The Company believes that such claim is without merit and rejects the existence of any such alleged agreement.

o The Company is subject to other legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.


                    XCL LTD. AND SUBSIDIARIES

                          March 31, 1995


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

     During the first quarter of 1995, the Company's operating activities used $.1 million in cash, due to the decline in revenues at the Cox Field caused by the lack of development activities. This sum, plus investing activities totaling approximately $5.4 million, primarily attributable to expenditures on the Company's investments in China, were funded by $4.3 million in operating cash and $1.6 million in proceeds from the sale of treasury stock.

     At March 31, 1995, the Company had an operating cash balance of $2.5 million. The working capital deficit of $8.3 million included approximately $5.7 million of limited recourse debt associated with the Lutcher Moore Tract and $2 million of principal on the Company's bank debt due on January 1, 1996. To provide for additional near term liquidity, the Company has executed a contract to sell the Phoenix Lake Tract for approximately $2.4 million, consisting of $1.8 million in cash and a $.6 million reduction in obligations owed by the Company to the purchaser. This transaction is scheduled to close before May 31, 1995.

     The Company has also negotiated the terms of a proposed sale of the Lutcher Moore Tract, which upon closing would result in net cash proceeds of $8.6 million after retirement of the limited recourse debt. The sale is subject to the execution of definitive agreements, the purchaser securing financing and other customary conditions to closing. Management is negotiating an extension of the maturity dates of the limited recourse debt in the event the purchaser cannot consummate the transaction.

     In order to accelerate exploration and development of the Zhao Dong Block, the Company on May 10, 1995, executed a letter agreement with Apache Corporation ("Apache"), which, upon approval by Chinese authorities, would result in the following:

     (i) Apache will pay 100 percent of the costs to drill, test and complete the next two wildcat wells on the Zhao Dong Block. If Apache elects to drill a third wildcat well it will also pay 100 percent of the costs of that third exploration well.
    (ii) Apache will pay 100 percent of the costs to drill, test and complete the C-3 appraisal well in the "C" Field;
   (iii) Apache will purchase from the Company a 16.67 percent interest in the oil and gas reserves of the "C" Field. Payment for this purchase will be computed and made to the Company from time to time as the field is being developed in order to insure that the Company will receive the full market value of the 16.67 percent interest; and
    (iv)  Apache will assume operatorship of the Zhao Dong
          Block and, in consideration for the above identified wells to be drilled at Apache's sole cost for the Company, acquire from the Company an additional 16.67 percent interest in the remainder of the block outside the "C" Field.

     The Company farmed out a one-third interest in the Zhao Dong Block to Apache in 1994. As a result of the May 10, 1995 agreement, the Company and Apache will each have a 50 percent interest in the Zhao Dong Block. Future expenditures beyond those described above will be borne 50 percent by the Company and Apache, respectively. The Company estimates that the Apache transaction will pay for all but approximately $5 million to $6 million of its exploration expenditures related to the Zhao Dong Block for the next twelve months.

     To fund development of the "C" area initial discovery on the Zhao Dong Block, the Company is in discussions with a major banking group with experience in debt financing in China, to provide project debt financing for all development costs. The banking group has indicated interest in providing such financing, and the Company and the banking group are in the process of discussing the terms of the proposed financing. Another alternative available to the Company to obtain development funds is to joint venture with another oil company or financial group.

     As discussed in Note 2, the Company signed a letter of intent with CNPC United Lube Oil Corporation subject to satisfaction of certain conditions, to form a joint venture for the manufacture and sale of lubricating oil in China and southeast Asian markets.
The joint venture requires a total investment estimated at $12 million of which 40 percent shall be the capital of the venture, (shared 51 percent to the China interest; 49 percent to the Company's interest) and the remainder is expected to be project financed as venture borrowings. As of March 31, 1995, The Company has invested $.8 million in this venture.

     The Company currently has approximately $25.1 million in bank debt collateralized by the Company's domestic oil and gas reserves and the stock of certain subsidiaries. Based on an agreement with its lending bank relating to the application of principal prepayments, no further payments are required until the $2 million payment due January 1, 1996. However, the borrowing base under this credit agreement is determined, in part, by the value of the Company's proved developed producing domestic oil and gas reserves, which decline with production, but can be increased by additional successful development drilling. If development drilling is either materially delayed or is less successful than expected, the lender could reduce the borrowing base and thus require earlier principal reductions. The next borrowing base determination is scheduled for September 30, 1995. Domestic development drilling and general corporate expenditures for the next year are estimated at $10 million to $13 million.
In light of the Company's decision to focus its activities in China, management is considering the sale or exchange of the Cox Field for proved producing reserves providing more cash flow and requiring fewer development expenditures in the short term. In this process, the Company would expect to renegotiate the terms of its bank debt to reflect an improved cash flow profile.

     Management has historically had the ability to generate funds through the sale of assets or securities, and is confident that it can timely realize sufficient cash resources to adequately meet its obligations and its ongoing requirements.
The timing of receipts from the various sources of funds is not entirely within the Company's control. Thus, the scheduling of planned activities will continue to be dependent on such cash receipts.

     Longer term liquidity is dependent on the Company's continuing access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of INCC and holders of the Company's Subordinated Debt and Preferred Stock.

     The Company declared cash dividend payments on Series A and Series B Preferred Stocks of approximately $2.6 million for December 31, 1994. The Company is required to sell shares of its Common Stock to fund these dividends and as of March 31, 1995, $715,000 of dividends remained to be paid.

     The Company's cumulative preferred stock dividend requirements amount to approximately $2.3 million semiannually. The Company's credit agreement restricts the payment of cash dividends and currently, insufficient liquidity exists to pay such amounts. Management intends to pay future preferred stock dividends by selling additional shares of the Company's Common Stock.

Other General Considerations
- ----------------------------

     The Company believes that inflation has had no material impact on the Company's sales, revenues or income during such periods. Drilling costs and costs of other related services during the relevant periods have remained stable.

     The Company is subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Although management believes that such operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities will not be incurred.

New Accounting Pronouncement
- ----------------------------

     In April 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This standard describes circumstances which may result in assets being impaired and provides criteria for recognition and measurement of asset impairment. The Company has not analyzed the impact of this statement on the financial position and results of operations of the Company.

Results of Operations
- ---------------------

     During the three month period ended March 31, 1995, the Company incurred a net loss of $1.6 million as compared to a net loss of $3.3 million during the corresponding period in 1994. The three months results for 1994 additionally reflect an extraordinary charge of $1.7 million for early extinguishment of debt resulting from the refinancing of the Company's $29.2 million credit facility in February 1994.

     Oil and gas revenues for the three month period ended March 31, 1995, were $.7 million compared to $1.3 million during the corresponding period in 1994. Revenues continue to decline due to reduced production volumes, decreases in gas prices and limited drilling in the Cox Field. Operating costs as a percent of revenues increased as a result of fixed costs remaining constant and declining revenues. As the Company has not concluded significant development projects on its domestic oil and gas properties, it does not anticipate a material change in its short-term production volumes and expects operating losses for the year. The Company realized an average gas price of $1.23 per Mcf for the three month period ended March 31, 1995, as compared to an average of $1.93 per Mcf for the three month period in 1994, and $1.65 per Mcf for the year ended December 31, 1994.

     As the Company continues to focus its resources on exploration and development of the Zhao Dong Block an other China related projects, future oil and gas revenues will initially be directly related to the degree of drilling success experienced in the Zhao Dong Block.

     Net capitalized costs for the Company's domestic oil and gas properties at March 31, 1995, approximate the "ceiling-test" limitation as prescribed by the Securities and Exchange Commission guidelines. Remaining unproved and unevaluated properties at March 31, 1995, include primarily the costs of leases located adjacent to the Company's Berry R. Cox producing properties. The Company drilled two exploration wells in 1994, and if the Cox Field is not sold, exploration operations will continue in 1995. As these unproved properties become evaluated, their costs are reclassified to proved and evaluated properties, and any associated future revenue is included in the calculation of the present value of the Company's proved reserves. Prospectively, any such costs in excess of the present value of added reserves, or any material reductions in the net future revenues from oil and gas reserves resulting from such factors as lower prices or downward revisions in estimates of reserve quantities, would cause a charge for a full-cost ceiling impairment, absent offsetting improvements. Downward revisions in estimates of reserve quantities may also adversely affect the Company's borrowing base calculation under its credit facility with INCC, which may then requirement prepayments of principal.

     The standardized measure of discounted net cash flows reflects a tight gas severance tax exemption as provided for in Texas Railroad Commission Statewide Rule 105. This exemption results in approximately
$5 million of net present worth discounted at 10 percent. The tight gas severance tax exemption is a temporary exemption which expires on August 21, 2001. There are no circumstances that must be met to keep the exemption in place. Pricing for a significant portion of the Company's gas reserves is subject to a price floor established by a long-term gas purchase contract. The continued applicability of this price floor is dependent upon the Company maintaining certain minimum gas production volumes which were not achieved for the contract year ending April 30, 1995. The Company's reserve estimates indicate that with sufficient development the minimum volumes will be achieved for the current year ending
April 30, 1996.

     Effects on revenues are summarized on the following table:

                                               Three Months
                                                   Ended
                                                  March 31
                                               ------------
Oil and Gas Revenues - 1994                        $ 1.3
   Effect of changes in volume of
     gas production and sales                         .2
   Effect of changes in gas prices                    .4
                                                    ----
Oil and Gas Revenues - 1995                        $  .7

     The depreciation, depletion and amortization rate for the three month period in 1995 and 1994 amounted to $1.25 per Mcf. Incremental cost savings are expected in the future because certain production has been exempted from production taxes by state taxing authorities as a result of a "tight sands" classification by regulatory authorities. The tight gas severance tax exemption is a temporary exemption which expires on August 31, 2001. This exemption and lower production volumes resulted in the decline in "Taxes, other than income," in the first quarter of 1995 as compared to the same period in 1994. There are no circumstances that must be met to keep the exemption in place. Interest expense is expected to increase in the second quarter as the Company will not capitalize interest on the debt direcly associated with the Cox Field because it is considering the sale or exchange of this property.


                         XCL LTD. AND SUBSIDIARIES

                              March 31, 1995

                        PART II - OTHER INFORMATION


Item 1.          Legal Proceedings

     In October 1991, lessors under two leases dated July 20, 1982, and February 1, 1985, which were subsequently pooled to form the R. Gonzalez No. 1 Gas Unit covering 526 acres in the Berry R. Cox Field, filed suit against the Company and others who hold or previously held working interests in the Gas Unit in an action entitled The Elia G. Gonzalez Mineral Trust, et al. v. Edwin L. Cox, et al. (341st Judicial District, Webb County, Texas, Docket No. C-91-747-D3). The suit alleged non-performance under certain express and implied terms of the leases, including an allegation that defendants failed to protect the leases against drainage from wells on adjacent tracts and failed to properly pay royalties, and seeking an accounting of revenues and expenses, damages and attorney's fees. The Court ordered that the parties subject the dispute to non-binding mediation. As a result of the mediation, the parties agreed to an amount for a settlement payment and to the terms of a settlement agreement dispensing with all issues and dismissing the suit. The Company's share of the settlement payment amounted to $750,000. The parties executed and consummated the settlement on December 31, 1993.

     Two groups filed interventions in this matter on March 5, 1993, and March 15, 1993, The first group are non-participating royalty owners claiming under the same group of leases as the original plaintiffs. The second group sued under different leases. The interventions were opposed by the original plaintiffs and all defendants. After hearing arguments, the court ordered the interventions stricken on July 14, 1993. During 1994, the first group appealed and the second group filed a new lawsuit. The Company settled the new lawsuit filed by the second group with its share of the settlement being $20,000. During December 1994, the appellate court affirmed the trial court's decision to deny the intervention to the first group. The Company in March 1995, was named as a third party defendant by the original lessor who had been previously sued by the nonparticipating royalty owners comprising the first group. Management believes that the outcome of the lawsuit will not have a material adverse effect on the Company's financial position or results of operations. The Company intends to defend diligently all claims asserted by the first group in its lawsuit.

     During December 1993, the Company and two of its wholly-owned subsidiaries, XCL-Texas, Inc. and XCL Acquisitions, Inc. were sued in separate law suits entitled Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. Exploration Company of Louisiana, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-
5449); Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. XCL-Texas, Incorporated (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5450); and Ralph Slaughter, Secretary of Department of Revenue and Taxation, State of Louisiana vs. XCL Acquisitions, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5337) by the Louisiana Department of Revenue for Louisiana State corporate franchise and income taxes. The claims relate to assessments for the 1987 through 1991 fiscal years. The aggregate amount of the assessments, including penalties and interest, is approximately $2.25 million. The Company believes that these assessments have been adequately provided for in the consolidated financial statements. The lawsuits are all in their initial stages. The Company has filed answers to each of these suits and intends to defend them vigorously.

     During April 1994, the Company was sued in an action entitled Kathy M. McIlhenny vs. The Exploration Company of Louisiana, Inc. (15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 941845). Kathy McIlhenny, wife of an officer and director of the Company, has asserted a claim in the aggregate amount of approximately $.5 million in respect of compensation for certain services alleged to have been performed on behalf of the Company and under an alleged verbal employment agreement and, by amendment, asserted a claim for payments arising from purported rights to mineral interests. The Company believes that such claim is without merit and rejects the existence of any such alleged agreement.

     Other than disclosed above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

Item 4.      Submission of Matters to a Vote of Security-Holders

     No matters were submitted to a vote of security holders during the period covered by this report.

Item 6.          Exhibits and Reports on Form 8-K.

(a)     Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number                          Description

2.0.    Not applicable

3(i)    Articles of incorporation

3.1     Certificate of Incorporation of the Company dated
        December 28, 1987.  (A)(i)

3.2 Certificate of Amendment to the Certificate of Incorporation of the Company dated March 30, 1988. (A)(ii)

3.3 Certificate of Amendment to the Certificate of Incorporation of the Company dated June 22, 1990. (B)(i)

3.4 Certificate of Amendment to the Certificate of Incorporation of the Company dated June 12, 1993. (C)

3.5 Certificate of Amendment to the Certificate of Incorporation of the Company dated June 8, 1992, whereby
        Article Fourth was amended to increase the number of shares of Common Stock authorized. (D)(i)

3.6 Certificate of Amendment to the Certificate of Incorporation of the Company dated September 29, 1993, whereby Article Fourth was amended to increase the number of shares of Common Stock authorized. (E)(i)

3.7    Certificate of Amendment dated July 1, 1994, whereby
       Article Fourth was amended to increase the number of shares of Common Stock and the name of the Company was changed. (F)(i)

3(ii) Amended and Restated Bylaws of the Company as currently in effect. (A)(iii)

4.0 Instruments defining rights of security holders, including indentures:

4.1    Form of Common Stock Certificate. (A)(iv)

4.2    Certificate of Designation of Series A, Cumulative
       Convertible Preferred Stock. (G)

4.3    Form of Series A, Cumulative Convertible Preferred
       Stock Certificate. (B)(ii)

4.4    Certificate of Designation of Series B, Cumulative
       Preferred Stock. (H)(i)

4.5    Form of Series B, Cumulative Preferred Stock
       Certificate. (H)(ii)

4.6    Form of Class B Warrants issued to China Investment
       & Development Co. Ltd. to purchase 2,500,000 shares of
       Common Stock at $2.00 per share payable upon redemption of the Series B, Cumulative Preferred Stock. (H)(iii)

4.7    Form of Amendment to Certificate of Designation of
       Series B Preferred Stock dated August 7, 1992.  (D)(ii)

4.8    Certificate of Designation of Series C, Cumulative
       Convertible Preferred Stock. (E)(ii)

4.9    Copy of Amendment to Certificate of Designation of
       Series C Preferred Stock dated February 18, 1994.(I)(i)

4.10   Form of Series C, Cumulative Convertible Preferred Stock
       Certificate. (I)(iii)

4.11   Certificate of Designation of Series D, Cumulative
       Convertible Preferred Stock. (I)(iv)

4.12   Form of Amendment to Certificate of Designation of
       Series D Preferred Stock dated January 24, 1994.  (I)(ii)

4.13   Form of Series D, Cumulative Convertible Preferred Stock
       Certificate.  (E)(v)

4.14   Form of Warrant dated January 31, 1994 to purchase
       2,500,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment, issued to INCC. (I)(iii)

4.15 Form of Registrar and Stock Transfer Agency Agreement, effective March 18, 1991, entered into between the Company and Manufacturers Hanover Trust Company (predecessor to Chemical Bank), whereby Chemical Bank serves as the Company's Registrar and U.S. Transfer Agent. (J)

4.16 Copy of Warrant Agreement and Stock Purchase Warrant dated March 1, 1994 to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment, issued to EnCap Investments, L.C. (I)(iv)

4.17   Copy of Warrant Agreement and form of Stock Purchase
       Warrant dated March 1, 1994 to purchase an aggregate 600,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment, issued to principals of San Jacinto Securities, Inc. in connection with its financial consulting agreement with the Company. (I)(v)

4.18 Form of Warrant Agreement and Stock Purchase Warrant dated April 1, 1994, to purchase an aggregate 6,440,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to executives of the Company surrendering all of their rights under their employment contracts with the Company. (F)(ii)

4.19 Form of Warrant Agreement and Stock Purchase Warrant dated April 1, 1994, to purchase an aggregate 878,900 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to executives of the Company in consideration for salary reductions sustained under their employment contracts with the Company. (F)(iii)

4.20 Copy of Warrant Agreement and Stock Purchase Warrant dated April 1, 1994, to purchase 375,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to Ivory & Sime Enterprise Capital Plc.
     (F)(iv)

4.21 Copy of Warrant Agreement and Stock Purchase Warrant dated April 1, 1994, to purchase 100,000 shares of Common
     Stock at an exercise price of $1.25 per share, subject to adjustment, issued to Henry D. Owen. (F)(v)

4.22 Copy of Warrant Agreement and Stock Purchase Warrant dated April 1, 1994, to purchase 1,000,000 shares of Common
     Stock at an exercise price of $1.25 per share, subject to adjustment, issued to Provincial Securities Limited. (F)(vi)

4.23 Form of Warrant Agreement and Stock Purchase Warrant dated April 1, 1994, to purchase 200,000 shares of Common
     Stock at an exercise price of $1.25 per share, subject to adjustment, issued to Thomas H. Hudson. (F)(vii)

4.24 Form of Warrant Agreement and Stock Purchase Warrant dated May 25, 1994, to purchase an aggregate 100,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to the holders of Purchase Notes B, in consideration of amendment to payment terms of such Notes. (F)(viii)

4.25 Form of Warrant Agreement and Stock Purchase Warrant dated May 25, 1994, to purchase an aggregate 100,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to the holders of Purchase Notes B, in consideration for the granting of an option to further extend payment terms of such Notes. (F)(ix)

4.26 Form of Amendment to Certificate of Designation of
     Series B Preferred Stock dated June 30, 1994. (F)(x)

4.27 Form of Warrant Agreement and Stock Purchase Warrant dated July 1, 1994, to purchase 100,000 shares of Common
     Stock at an exercise price of $1.50 per share, subject to adjustment, issued to Joe T. Rye. (F)(xi)

4.28 Form of Warrant Agreement and Stock Purchase Warrant dated January 31, 1995, to purchase 100,000 shares of Common
     Stock at an exercise price of $.75 per share, subject to adjustment, issued to Energy Advisors, Inc. *

10.0     -     Material Contracts

10.1   Contract for Petroleum Exploration, Development and
       Production on Zhao Dong Block in Bohai Bay Shallow Water Sea Area of The People's Republic of China between China
       National Oil and Gas Exploration and Development Corporation and XCL - China, Ltd., dated February 10, 1993. (E)(vi)

10.2 Copy of Employment Agreement dated May 1, 1993, between a subsidiary of the Company and Roy F.C. Chase (I)(vi)

10.3   Copy of Amendment Agreement to Second Agreement to
       Substitute Collateral dated December 6, 1993, between the
       Company and the holders of the Company's Lease Notes. (I)(vii)

10.4   Copy of Net Revenue Interest Assignment dated December
       6, 1993, between the Company and the Company's Lease Note holders. (I)(viii)

10.5   Copy of Net Profits Royalty Conveyance dated December 6,
       1993, between the Company and the Company's Lease Note
       Holders. (I)(ix)

10.6   Copy of Prepayment and Termination Agreement dated
       January 31, 1994, between the Company, Manufacturers Hanover Trust Company (predecessor to Chemical Bank), as agent, and Banque Paribas, Christiania Bank and Den norske Bank. (I)(x)

10.7   $35,000,000 Credit Agreement dated as of January 31,
       1994, between the Company and Internationale Nederlanden
       (U.S.) Capital Corporation ("INCC"), as Agent. (I)(xi)

10.8 Copy of Subordination Agreement among the Company, INCC and the holders of the Secured Notes dated. (I)(xii)

10.9 Form of First Amendment of Secured Subordinated Note dated January 31, 1994. (I)(xiii)

10.10  Form of First Amendment of Limited Recourse Secured
       Lease Note dated January 31, 1994. (I)(xiv)

10.11 Stock Pledge Agreement dated January 31, 1994, among the Company and INCC. (I)(v)

10.12 Deed of Trust, Mortgage, Assignment, Security Agreement and Financing Statement from XCL-Texas, Inc. to INCC dated
       January 31, 1994. (I)(xvi)

10.13  Form of Net Revenue Interest Assignment dated February
       23, 1994, between the Company and the purchasers of the Company's Series D, Cumulative Convertible Preferred Stock.
       (I)(xvii)

10.14 Copy of financial consulting agreement between the Company and San Jacinto Securities, Inc. dated. (I)(xviii)

10.15  Modification Agreement for Petroleum Contract on Zhao
       Dong Block in Bohai Bay Shallow Water Sea Area of The
       People's Republic of China dated March 11, 1994, between the Company, China National Oil and Gas Exploration and
       Development corporation and Apache Chine Corporation LDC.
       (I)(xvix)

10.16 Amendment of Loan Agreement and Promissory Notes, and option to Purchase Shares dated December 21, 1993 between the Company and Estate of J. Edgar Monroe, J. Edgar Monroe
       Foundation and Patrick A. Tesson. (E)(vii)

10.17  Letter Agreement dated May 25, 1994 between the
       Company, L.M. Holdings Associates, L.P. and vendors holding Purchase Note B with respect to the Lutcher Moore Tract.
       (E)(viii)

10.18  Pledge of Shares, Security Agreement and Financing
       Statement, dated effective April 15, 1994, between the Company and Estate of J. Edgar Monroe, J. Edgar Monroe
       Foundation and Patrick A. Tesson. (F)(xii)

10.19  Letter Agreement dated June 30, 1994 between the
       Company, China Investment & Development Co. Ltd. and China
       Investment and Development Corporation. (F)(xiii)

10.20  Letter Agreement dated July 10, 1994 between the
       Company and holders of the Lease Notes. (F)(xiv)

10.21  Stock Purchase Agreement between the Company and
       Provincial Securities Limited dated May 17, 1994. (F)(xv)

10.22  Consulting agreement between the Company and Sir
       Michael Palliser dated April 1, 1994. (K)(i)

10.23  Consulting agreement between the Company and Mr. Arthur
       W. Hummel, Jr. dated April 1, 1994. (K)(ii)

10.24  Letter Agreement between the Company and Mr. William
       Wang dated June 2, 1992, executed effective February 10,
       1993. (K)(iii)

10.25 First Amendment to Credit Agreement between the Company and Internationale Nederlanden (U.S.) Capital Corporation dated April 13, 1995. *

10.26  Letter of Intent between the Company and CNPC United
       Lube Oil Corporation for a joint venture for the manufacture and sale of lubricating oil dated January 14, 1995. *

10.27  Purchase and Sale Agreement dated May 10, 1995, between
       XCL Land, Ltd., a wholly owned subsidiary of the Company ("Seller") and The Succession of Edward M. Carmouche,
       Matilda Gray Stream, Harold H. Stream, III, The Opal Gray Trust, Matilda Geddings Gray Trust for Harold H. Stream,
       III, Matilda Geddings Gray Trust for William Gray Stream, Matilda Geddings Gray Trust for Sandra Gray Stream, M.G. Stream Trust for Harold H. Stream, III, M.G. Stream Trust for William Gray Stream, and M.G. Stream Trust for Sandra
       Gray Stream ("Purchasers") whereby the Purchasers will acquire Seller's fee interest in and to a parcel of southwestern Louisiana land known as the Phoenix Lake Tract. *

10.28 Farmout Agreement dated May 10, 1995, between XCL-China Ltd., a wholly owned subsidiary of the Company and Apache Corporation whereby Apache will acquire an additional interest in the Zhao Dong Block, Offshore People's Republic of China. *

11.    Statement re computation of per share earnings. *

15.    Not applicable.

18.    Not applicable.

19.    Not applicable.

22.    Not applicable.

23.    Not applicable.

24.    Not applicable.

27.1   Financial Data Schedule *

99.1   Glossary of Terms *

____________________________
*          Filed herewith.

(A)  Incorporated by reference to the Registration
     Statement on Form 8-B filed on July 28, 1988, where it appears as: (i) through (iii) as Exhibits 3(a) through 3(c), respectively; and (iv) as Exhibit 4.1.

(B) Incorporated by reference to a Quarterly Report on Form 10-Q filed on August 14, 1990, where it appears as:
     (i) Exhibit 3 and (ii) Exhibit 4.4.

(C) Incorporated by reference to an Annual Report on Form 10-K filed on March 30, 1992, where it appears as Exhibit (3)(g).

(D) Incorporated by reference to a Quarterly Report on Form 10-Q filed August 14, 1992, where it appears as: (i)
     Exhibit 4.25 and (ii) Exhibit 4.28.

(E)  Incorporated by reference to a Registration
     Statement on Form S-3 (File No. 33-68552) where it appears as: (i) Exhibit 4.27; (ii) Exhibit 4.14; (iii) Exhibit 4.16;
     (iv)      Exhibit 4.17; (v) Exhibit 4.19; (vi) Exhibit 10.1;
     (vii) Exhibit 10.5; and (viii) Exhibit 10.6.

(F)  Incorporated by reference to Post-Effective
     Amendment No. 2 to Registration Statement on Form S-3 (File
     No. 33-68552) where it appears as: (i) through (xi) Exhibits
     4.28 through 4.38, respectively; and (xii) through (xv)
     Exhibits 10.7 through 10.10, respectively.

(G) Incorporated by reference to a Current Report on Form 8-K filed on August 13, 1990, where it appears as
     Exhibit 4.

(H) Incorporated by reference to Quarterly Report on Form 10-Q filed May 15, 1991, where it appears as: (i)
     Exhibit 4.1; (ii) Exhibit 4.2; and (iii) Exhibit 4.5.

(I)  Incorporated by reference to Amendment No. 1 to
     Annual Report on Form 10-K filed April 15, 1994, where it
     appears as:  (i) Exhibit 4.35; (ii) Exhibit 4.31; (iii)
     Exhibit      4.32; (iv) Exhibit 4.36; (v) Exhibit 4.37; (vi)
     through (xvix) Exhibit 10.36 through Exhibit 10.49.

(J) Incorporated by reference to an Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed
     April 1, 1991, where it appears as Exhibit 10.27.

(K) Incorporated by reference to Amendment No. 1 to an Annual Report on Form 10-K/A No. 1 for the fiscal year ended
     December 31, 1994, filed April 17, 1995, where it appears as: (i) through (iii) Exhibits 10.22 through 10.24, respectively.

 (b)     Reports on Form 8-K

     No reports on Form 8-K were filed during the period covered by this report.


                             SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              XCL Ltd.


                                /s/ Pamela G. Shanks
                         By: __________________________
                              Pamela G. Shanks
                              Vice President-Finance and
                              Chief Financial Officer

Date: May 15 , 1995