Form 10-Q
period 1995-06-30
XCL LTD
filed 1995-08-14
CIK 720676

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                              FORM 10-Q

[X]                Quarterly Report pursuant to
                   Section 13 or 15(d) of the
                   Securities Exchange Act of 1934
                   For the Quarterly Period Ended June 30, 1995

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]     NO [  ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          245,528,567 shares Common Stock, $.01 par value were outstanding on August 14, 1995.

                     XCL LTD. AND SUBSIDIARIES

                         TABLE OF CONTENTS


                           PART I

Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                            PART II

Item 1.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security-Holders
Item 6.  Exhibits and Reports on Form 8-K.

                       XCL LTD. AND SUBSIDIARIES

                    PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

                     CONSOLIDATED BALANCE SHEET
                       (Thousands of Dollars)

                                                  June 30          December 31
                     Assets                        1995                1994
                     ------                       -------          -----------
                                                         (Unaudited)
Current assets:
      Cash and cash equivalents                  $   2,502          $   6,751
      Accounts receivable, net                         575              1,720
      Amounts due from joint venture partner         3,000                 --
      Prepaid expenses                                 330                153
                                                   -------            -------
                       Total current assets          6,407              8,624
                                                   -------            -------
Property and equipment:
      Oil and gas (full cost method):
           Proved and evaluated properties         159,677            158,634
           Unproved and unevaluated properties:
                Domestic                            38,661             37,856
                Foreign                             23,464             17,696
                                                   -------            -------
                                                    62,125             55,552
      Land, at cost                                    135                135
      Other                                          3,022              3,018
                                                   -------            -------
                                                   224,959            217,339
      Accumulated depreciation, depletion
        and amortization                          (112,074)          (100,079)
                                                   -------            -------
                                                   112,885            117,260
                                                   -------            -------
Investments and assets held for sale                19,437             20,948
Deferred charges and other assets                    2,652              2,971
                                                   -------            -------
                       Total assets              $ 141,381          $ 149,803
                                                   =======            =======

      Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities:
      Accounts payable and accrued expenses      $   3,918          $   3,640
      Accounts payable and accrued expenses
        payable by joint venture partner             3,000                 --
      Royalty and production taxes payable             244                286
      Dividends payable                                679                965
      Current maturities of limited-recourse debt    5,366              5,267
      Other current maturities                       5,031                 29
                                                   -------            -------
           Total current liabilities                18,238             10,187
                                                   -------            -------
Long-term debt, net of current maturities           35,775             41,607
Other non-current liabilities                        2,869              2,809
Dividends payable in common stock                    2,579                 --
Commitments and contingencies (Note 7)
Shareholders' equity (Note 6):
      Preferred stock-$1.00 par value; authorized
        1,200,000 shares; issued shares of 649,244
        at June 30, 1995 and December 31, 1994-
        liquidation preference of $52.6 million
        at June 30, 1995                               649                649
      Common stock-$.01 par value; authorized
        350 million shares; issued shares of
        239,459,293 at June 30, 1995 and
        237,184,410 at December 31, 1994             2,395              2,372
      Common stock held in treasury -
        $.01 par value; 3,500,000 shares at
        December 31, 1994                               --                (35)
      Additional paid-in capital                   210,242            206,241
      Accumulated deficit                         (131,366)          (114,027)
                                                   -------            -------
           Total shareholders' equity               81,920             95,200
                                                   -------            -------
                       Total liabilities and
                        shareholders'equity      $ 141,381          $ 149,803
                                                   =======            =======

The accompanying notes are an integral part of these consolidated financial statements.

                              XCL Ltd. and Subsidiaries

                          CONSOLIDATED STATEMENT OF OPERATIONS

                      (Thousands of Dollars, Except Per Share Amounts)

                                          Three Months Ended June 30    Six Months Ended June 30
                                          --------------------------    ------------------------
                                               1995          1994           1995          1994
                                               ----          ----           ----          ----
                                                                 (Unaudited)
Oil and gas revenues                        $     724      $   1,209       $  1,402       $  2,547
                                              -------        -------         ------         ------

Oil and gas operating expenses:
      Operating (including marketing)             283            358            564            644
      Depreciation, depletion and amortization    638            861          1,296          1,761
      Provision for impairment of oil and gas
        properties                             10,700          9,500         10,700          9,500
      General and administrative                1,228          1,206          2,110          2,223
      Taxes, other than income                    224            293            350            590
                                              -------        -------        -------        -------
                                               13,073         12,218         15,020         14,718
                                              -------        -------        -------        -------
Operating loss                                (12,349)       (11,009)       (13,618)       (12,171)
                                              -------        -------        -------        -------

Other income (expenses):
      Interest expense, net of amounts
        capitalized                            (1,033)          (424)        (1,389)          (879)
      Other, net                                  119             18            132             43
                                              -------         ------        -------        -------
                                                 (914)          (406)        (1,257)          (836)
                                              -------         ------        -------        -------

Loss before extraordinary item                (13,263)       (11,415)       (14,875)       (13,007)
Extraordinary charge for early
  extinguishment of debt                           --             --             --         (1,742)
                                              -------        -------        -------        -------
Net loss                                      (13,263)       (11,415)       (14,875)       (14,749)
Preferred stock dividends                      (2,464)        (2,554)        (2,464)        (2,554)
                                              -------        -------        -------        -------
Net loss attributable to common stock       $ (15,727)     $ (13,969)     $ (17,339)     $ (17,303)
                                              =======        =======        =======        =======
Loss per common and common equivalent share:
    Net loss before extraordinary item      $   (.07)      $    (.07)     $    (.07)     $    (.09)
    Extraordinary item                            --              --             --           (.01)
                                              ------         -------        -------        -------
Net loss per common and common
  equivalent share                          $   (.07)      $    (.07)     $    (.07)     $    (.10)
                                              ======         =======        =======        =======
Average number of common and common
  equivalent shares outstanding              236,966         189,629        235,739        175,616
                                             =======         =======        =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                           XCL Ltd. and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of Dollars)

                                                     Six Months Ended June 30
                                                     ------------------------
                                                        1995          1994
                                                        ----          ----
                                                            (Unaudited)
Cash flows from operating activities:
    Net loss                                          $ (14,875)    $ (14,749)
                                                        -------       -------
    Adjustments to reconcile net loss to net
      cash provided by (used in)
      operating activities:
        Depreciation, depletion and amortization          1,296         1,761
        Provision for impairment of oil and
          gas properties                                 10,700         9,500
        Extraordinary charge for extinguishment of debt      --         1,742
        Change in assets and liabilities:
             Accounts receivable                          1,146           639
             Receivable from joint venture partner       (3,000)           --
             Prepaid expenses                              (177)         (183)
             Accounts payable and accrued expenses          336        (1,309)
             Accounts payable and accrued expenses
               payable by joint venture partner           3,000            --
             Royalty and production taxes payable           (42)         (242)
             Other, net                                     254           276
                                                        -------       -------
               Total adjustments                         13,513        12,184
                                                        -------       -------
               Net cash used in operating activities     (1,362)       (2,565)
                                                        -------       -------
Cash flows from investing activities:
    Capital expenditures                                 (6,318)      (10,022)
    Investments                                            (890)       (1,350)
    Proceeds from sale of assets                          1,709            --
    Other                                                   351           447
                                                        -------       -------
               Net cash used in investing activities     (5,148)      (10,925)
                                                        -------       -------
Cash flows from financing activities:
    Proceeds from sales of common stock                      48        30,131
    Proceeds from sales of treasury stock                 2,364            --
    Proceeds from issuance of preferred stock                --         1,600
    Loan proceeds                                            --        29,200
    Proceeds from exercise of warrants and options          410         3,195
    Payment of long-term debt                              (248)      (33,381)
    Payment of preferred stock dividends                   (250)           --
    Stock issuance costs and other                          (63)       (3,021)
                                                        -------       -------
               Net cash provided by financing activities  2,261        27,724
                                                        -------       -------
Net increase (decrease) in cash and cash equivalents     (4,249)       14,234
Cash and cash equivalents at beginning of period          6,751         1,646
                                                        -------       -------
Cash and cash equivalents at end of period             $  2,502      $ 15,880
                                                        =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                        XCL LTD. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1995

(1)  General

          The consolidated financial statements at June 30, 1995, and for the three months and six months then ended have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations. The Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 as amended. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of XCL Ltd. (formerly The Exploration Company of Louisiana, Inc.) and subsidiaries as of June 30, 1995, and December 31, 1994, and the results of their operations for the three months and six months ended June 30, 1995 and 1994, and their cash flows for the six months ended June 30, 1995 and 1994, have been included. Certain reclassifications, including reclassifying accrued interest on the subordinated debt to be paid in Common Stock and the reserve for franchise tax to long-term liabilities, have been made to prior period financial statements to conform to current period presentation. These reclassifications had no effect on net income or shareholders' equity. The results of the Company's operations for such interim periods are not necessarily indicative of the results for the full year. The year-end balance sheet data was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not included herein.

(2)          Liquidity and Capital Resources

          At June 30, 1995, the Company had an operating cash balance of $2.5 million and a working capital deficit of $11.8 million, which includes $5.4 million in limited recourse debt associated with the Lutcher Moore Tract and $5.0 million in bank debt. To provide for additional near term liquidity, the Company has negotiated the terms of a proposed sale of the Lutcher Moore Tract, which upon closing would result in approximately $14.8 million net of selling expenses. This amount would eliminate the working capital deficit, with $5.4 million to be applied to retire the Lutcher Moore limited recourse debt, $5.0 million to be applied to prepay principal on the Company's bank debt, and the remainder to be applied to other working capital requirements. The sale is subject to the execution of definitive agreements, the purchaser securing financing and other customary conditions to closing. If this transaction does not close timely, the Company would have to pursue the sale of the Lutcher Moore Tract to other interested parties or the sale of other assets or the issuance of additional equity securities to fund required debt payments and other near-term capital requirements.

          In addition, during the third quarter of 1995, the Company exercised its warrants to purchase 700,000 shares of Terrenex common stock and recognized $580,000 in net proceeds from the sale of the Terrenex stock. As there was no remaining basis attributed to these warrants the Company will recognize a gain in the third quarter. The Company also received approximately $613,000 in proceeds from the exercise of Common Stock warrants and the sale of minor assets.

          The Company currently has approximately $25.1 million in bank debt collateralized by the Company's domestic oil and gas reserves and the stock of certain subsidiaries. Based on an agreement with its lending bank relating to the application of principal prepayments, no further payments are required until a $2 million payment due January 1, 1996. However, the borrowing base under this credit agreement is determined, in part, by the value of the Company's proved reserves. During the second quarter two unsuccessful recompletions in the Cox Field caused a downward revision in reserve quantities which may negatively impact the next borrowing base determination scheduled for September 30, 1995. Therefore, the Company plans to prepay $5 million in scheduled payments, which is $1.4 million in excess of payments required by the credit agreement.

          Subsequent to year-end 1994 the Company's bank agreement was amended to modify certain covenant requirements through September 29, 1995. The Company expects to request an amendment of these covenants to ensure compliance through December 31, 1995. While management expects the bank to grant the amendment, should this not occur, the Company would be in violation of its credit agreement on September 30, 1995, giving the bank the right to accelerate payment of the debt after applicable grace periods. The Company would have to pursue the sale of other assets or the issuance of additional equity securities to fund any such accelerated payments.

          Pricing for a significant portion of the Company's domestic gas reserves is subject to a price floor established by a long-term gas contract. The continued applicability of this price floor is dependent upon the Company maintaining certain minimum gas production volumes which were not achieved for the contract year ending April 30, 1995 and may not be achieved for the contract year ending April 30, 1996 due to the downward revision in reserve estimates at June 30, 1995. The Company's proved reserve estimates indicate that with sufficient development the minimum volumes will be achieved for the contract year ending April 30, 1997.

          In light of the Company's decision to focus its activities in China, management is pursuing the sale of the Cox Field for cash or its exchange for proved producing reserves providing more cash flow and requiring fewer development expenditures in the short term. In this process, the Company would expect to retire its bank debt or to renegotiate the terms of its bank debt to reflect an improved cash flow profile.

          On August 10, 1995 Chinese authorities approved the agreement reached on May 10, 1995, between the Company and Apache Corporation ("Apache") pursuant to which Apache will pay 100 percent of the costs to drill, test and complete two wildcat wells and one appraisal well on the Zhao Dong Block. If Apache elects to drill a third wildcat well, it will also pay 100 percent of those costs. To reflect the effect of the approval by the Chinese authorities of the May 10, 1995 agreement on the June 30, 1995 financial statements, the Company recorded a receivable and a corresponding reduction of capital expenditures of approximately $3 million for its exploration costs payable by Apache. The amounts advanced by Apache are recoverable from revenues generated from Zhao Dong Block production. Future expenditures beyond those described above will be borne 50 percent each by the Company and Apache. The Company estimates that Apache will pay for all but approximately $5 million to $6 million of its exploration expenditures related to the Zhao Dong Block during the next twelve months.

          Pursuant to this agreement Apache will also purchase from the Company a 16.67 percent interest in the oil and gas reserves of the "C" Field. Payment for this purchase will be computed and made to the Company from time to time as the field is being developed in order to insure that the Company will receive the full market value of the
16.67 percent interest. In consideration for the above described payments, Apache will assume operatorship of the Zhao Dong Block and increase its interest in the Zhao Dong
Block from 33.33 percent to 50 percent.

          To fund its share of development of the "C" area initial discovery on the Zhao Dong Block, the Company is in discussions with INCC ("Internationale Nederlanden (U.S.) Capital Corporation") to provide project debt financing for all development costs. The banking group has indicated interest in providing such financing, and the Company and the banking group are in the process of discussing the terms of the proposed financing. Another alternative available to the Company to obtain development funds is to joint venture with another oil company or financial group.

          On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and southeast Asian markets. The joint venture will have a 30 year life unless extended. The registered capital of the joint venture will be $4.9 million, with the Company to contribute $2.4 million for its 49 percent interest, of which $0.6 million has been paid. The remaining $1.8 million is due pursuant to a schedule, with the first payment due after a business license is issued and the last payment due June 30, 1996. The Chinese side will contribute an existing lubricating oil blending plant in Langfang, China, with a value of $2.5 million as its investment for fifty-one percent of the stock. The contract must be approved by Chinese authorities before a business license can be issued and the joint venture commences operations. Certain additional documents must be submitted in connection with the application for the business license. The Company expects the license to be issued by September 30, 1995. In a letter of intent executed contemporaneously with the contract, the parties have agreed to consider the feasibility of (i) constructing a second lubricating oil blending plant at a port facility near Tianjin, China, (ii) contributing to the joint venture a second existing plant in southwest China, and (iii) other projects, including constructing oil terminals on the north and south coasts of China, and engaging in upgrading certain existing refineries within China. As of June 30, 1995, the Company has invested $.9 million.

          Management has historically had the ability to negotiate required amendments to its credit agreement and to generate funds through the sale of assets or securities. Management is confident that it can timely realize sufficient cash resources to adequately meet its obligations and its ongoing requirements. The timing of receipts from the various sources of funds is not entirely within the Company's control. Thus, the scheduling of planned activities will continue to be dependent on such cash receipts.

          Longer term liquidity is dependent on the Company's commencement of production in China and continued access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of INCC and holders of the Company's Subordinated Debt and Preferred Stock.

          The Company declared cash dividend payments on its Series A and Series B Preferred Stocks of $2.6 million and $2.5 million for the six months ended December 31, 1994 and June 30, 1995, respectively. Effective June 26, 1995, the Company entered into agreements with three U.S. holders of Series A Preferred Stock representing approximately 59 percent of the class pursuant to which they elected to receive their dividends in Common Stock of the Company. The Company will issue approximately 4.3 million shares during the third quarter under these agreements. The Company has agreed to register these shares of Common Stock. Cash dividends remaining to be paid aggregate $1.2 million, of which $0.5 million has been delivered to the Company's registrar.

          The Company's Series A Preferred Stock dividend requirements are approximately 2.7 million British pounds sterling annually. The Company's credit agreement restricts the payment of cash dividends and currently, insufficient liquidity exists to continue pay such amounts. Management intends to pay future preferred stock dividends by selling additional shares of the Company's Common Stock.

          On May 16, 1995, the Company received notice from the Series B Preferred holder exercising its redemption rights. The Company has elected to redeem in shares of Common Stock and the holder has exercised its option to have the Company sell its shares of Common Stock. The aggregate redemption price is $5 million, plus accrued dividends from January 1, 1995 to the date of redemption. The Company has registered 5.3 million shares for sale and has reserved additional shares should the sale of the registered shares not be sufficient to fulfill the redemption obligation.

(3)          Supplemental Cash Flow Information

          There were no income taxes paid during the six month periods ended June 30, 1995 and 1994. (See Note 7).

          Interest and associated capitalized costs for the three and six month periods ended June 30 totaled $.7 million and $1.7 million, respectively for 1995 and $1.5 million and $3.1 million, respectively for the corresponding periods in 1994. Interest paid during the three and six month periods ended June 30, 1995 and 1994 amounted to $.7 million and $1.3 million, and $.6 million and $1.4 million, respectively.

          During the six months ended June 30, 1995 and 1994, the Company completed the following noncash transactions not reported elsewhere herein:

  1994:

          Effective June 30, 1994, the Company conveyed certain land holdings (fair market value of $320,000) in payment of a two-year consulting agreement which expired on that date.

(4)          Investments and Assets Held for Sale

          Lube Oil Investment
          -------------------

          On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and southeast
Asian markets. (See Note 2.)

          Phoenix Lake Tract
          ------------------

          On May 18, 1995, the Company sold its 77.78 percent fee interest in 11,600 gross acres comprising the Phoenix Lake Tract retaining 75 percent of its mineral interest underlying those lands, less and except two tracts covering approximately 77 net acres in which XCL retained no mineral interest. The purchase price was comprised of approximately $1.7 million in cash and a $.5 million reduction in obligations owed by the Company to the purchaser. No gain or loss was recognized on the sale.

 (5)          Debt

Long-term debt at June 30, 1995 consists of the following
(000's):


                                       Current      Long-Term
                                      Maturities     Portion       Total
                                      ----------    ---------      -----

Collateralized credit facility          $  5,000      $20,115      $25,115
Subordinated debt (due April 5 ,2000)         --       15,000       15,000
Building Mortgage                             31          660          691
                                         -------       ------       ------
          Total                         $  5,031      $35,775      $40,806
                                         =======       ======       ======
Lutcher Moore Group
    Limited Recourse Debt               $  5,366      $    --      $ 5,366
                                         =======       ======       ======

          Substantially all of the Company's assets collateralize certain of these borrowings. Accounts payable and accrued expenses include interest accrued at June 30, 1995, of approximately $.6 million.

Lutcher  Moore Group Limited Recourse Debt :
------------------------------------------

Mortgage and Seller Notes.
-------------------------

     At June 30, 1995, approximately $2.7 million of Mortgage Notes (net of amounts escrowed for payment) and $2.7 million of Seller Notes were outstanding. In June 1995, the terms of the Mortgage Notes were modified providing that the remaining principal (which bears interest at 10% per annum) is payable on demand, and if no demand is made in six monthly installments of $52,300 each, commencing July 15, 1995, plus a final payment of all outstanding principal and interest due on January 15, 1996. Seller Notes bear interest of 8 percent and have a final maturity in June 1996.

Collateralized Credit Facility
------------------------------

          Subsequent to year end 1994, the INCC agreement was amended to modify certain covenant requirements through September 29, 1995. The Company expects to request a further amendment to ensure compliance through December 31, 1995, and to prepay $5 million of this debt during 1995.
(See Note 2.)

Secured Subordinated Debt
-------------------------

          Approximately 1.6 million shares of Common Stock were issued in payment of $1.3 million of interest due on the Subordinated debt for the six month period ended April
1, 1995.

8% Subordinated Convertible Notes
---------------------------------

          Effective May 31, 1994, holders of the 8%
Subordinated Convertible Notes exercised their conversion rights and converted the remaining $2.25 million in principal amount into an aggregate 2.5 million shares of Common Stock.

(6)          Preferred Stock and Common Stock

          As of June 30, 1995, the Company had the following shares of Preferred Stock outstanding:

                                      Shares        Liquidation Value
          Series A                    599,244          $47,639,898 *
          Series B                     50,000            5,000,000

          *50 British pounds sterling per share (1 U.K. pound sterling = U.S. $1.59 at June 30, 1995).

          On May 16, 1995, the Company received notice from its Series B Preferred holder exercising their option to have their shares of preferred stock redeemed. (See Note 2.)

Series C Preferred Stock
------------------------

          In June, 1994, the Company issued a redemption notice to the holders of the Series C Preferred Stock pursuant to which the Company would redeem their shares for $110 per share plus accrued dividends, in cash and all such holders elected to convert their shares of Series C preferred Stock into Common Stock at a conversion price of $.463 per share. The Company issued 1,871,660 shares of Common stock in respect of such conversion during the second quarter of 1994.

Dividends
---------

          The Company declared cash dividend payments on its Series A and Series B Preferred Stocks of $2.6 million and $2.5 million for the six months ended December 31, 1994 and June 30, 1995, respectively. Effective June 26, 1995, the Company entered into agreements with three U.S. holders of Series A Preferred Stock representing approximately 59 percent of the class pursuant to which they elected to receive their dividends in Common Stock of the Company. The Company will issue approximately 4.3 million shares during the third quarter under these agreements. The Company has agreed to register these shares of Common Stock. Cash dividends remaining to be paid aggregate $1.2 million, of which $0.5 million has been delivered to the Company's registrar.

          During the six months ended June 30, 1994, the Company issued approximately 4.8 million shares of Common Stock in lieu of cash dividends on its Series A and Series B Preferred Stock in respect of dividends due June 30, 1993 and December 31, 1993, and 2,119 and 20 shares of Series C Preferred Stock and Series D Preferred Stock, respectively, for in-kind dividends due December 31, 1993. On June 30, 1994, the Company declared dividends payable in Common stock on its Series A and Series B Preferred Stock totaling 1,566,957 shares of Common Stock. Additionally, the Company declared Series D Preferred Stock dividends payable in-kind in shares of Series D Preferred Stock totaling 1,751 shares. The Company issued such shares in the third quarter of 1994.

(7)          Commitments and Contingencies and Subsequent Events

          Other commitments, contingencies and subsequent events include:

     o The Company has future commitments of $1.8 million associated with its joint venture contract to enter the lubricating oil business in China (see Note 2).

     o During 1992, the Company received notice, and amendment thereto, of a proposed assessment for state income and franchise taxes. During December 1993, the Company and two of its wholly-owned subsidiaries, XCL-Texas, Inc. and XCL Acquisitions, Inc. were sued in separate law suits entitled Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. Exploration Company of Louisiana, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5449); Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. XCL-Texas, Incorporated (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-
       5450); and Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. XCL Acquisitions, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5337) by the Louisiana Department of Revenue for Louisiana State corporate franchise and income taxes. The claims relate to assessments for the 1987 through 1991 fiscal years. The aggregate amount of the assessments, including penalties and interest, is approximately $2.25 million as of the original due date excluding extensions for filing of the respective returns. The Company believes that this contingency has been adequately provided for in the consolidated financial statements. The law suits are all in their initial stages. The Company has filed answers to each of these suits and intends to defend them vigorously. The Company believes that it has meritorious defenses and it has instructed its counsel to contest these claims.

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

                               June 30, 1995


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

          At June 30, 1995, the Company had an operating cash balance of $2.5 million and a working capital deficit of $11.8 million, which includes $5.4 million in limited recourse debt associated with the Lutcher Moore Tract and $5.0 million in bank debt. To provide for additional near term liquidity, the Company has negotiated the terms of a proposed sale of the Lutcher Moore Tract, which upon closing would result in approximately $14.8 million net of selling expenses. This amount would eliminate the working capital deficit, with $5.4 million to be applied to retire the Lutcher Moore limited recourse debt, $5.0 million to be applied to prepay principal on the Company's bank debt, and the remainder to be applied to other working capital requirements. The sale is subject to the execution of definitive agreements, the purchaser securing financing and other customary conditions to closing. If this transaction does not close timely, the Company would have to pursue the sale of the Lutcher Moore Tract to other interested parties or the sale of other assets or the issuance of additional equity securities to fund required debt payments and other near-term capital requirements.

          In addition, during the third quarter of 1995, the Company exercised its warrants to purchase 700,000 shares of Terrenex common stock and recognized $580,000 in net proceeds from the sale of the Terrenex stock. As there was no remaining basis attributed to these warrants the Company will recognize a gain in the third quarter. The Company also received approximately $613,000 in proceeds from the exercise of Common Stock warrants and the sale of minor assets.

          The Company currently has approximately $25.1 million in bank debt collateralized by the Company's domestic oil and gas reserves and the stock of certain subsidiaries. Based on an agreement with its lending bank relating to the application of principal prepayments, no further payments are required until a $2 million payment due January 1, 1996. However, the borrowing base under this credit agreement is determined, in part, by the value of the Company's proved reserves. During the second quarter two unsuccessful recompletions in the Cox Field caused a downward revision in reserve quantities which may negatively impact the next borrowing base determination scheduled for September 30, 1995. Therefore, the Company plans to prepay $5 million in scheduled payments, which is $1.4 million in excess of payments required by the credit agreement.

          Subsequent to year-end 1994 the Company's bank agreement was amended to modify certain covenant requirements through September 29, 1995. The Company expects to request an amendment of these covenants to ensure compliance through December 31, 1995. While management expects the bank to grant the amendment, should this not occur, the Company would be in violation of its credit agreement on September 30, 1995, giving the bank the right to accelerate payment of the debt after applicable grace periods. The Company would have to pursue the sale of other assets or the issuance of additional equity securities to fund any such accelerated payments.

          Pricing for a significant portion of the Company's domestic gas reserves is subject to a price floor established by a long-term gas contract. The continued applicability of this price floor is dependent upon the Company maintaining certain minimum gas production volumes which were not achieved for the contract year ending April 30, 1995 and may not be achieved for the contract year ending April 30, 1996 due to the downward revision in reserve estimates at June 30, 1995. The Company's proved reserve estimates indicate that with sufficient development the minimum volumes will be achieved for the contract year ending April 30, 1997.

          In light of the Company's decision to focus its activities in China, management is pursuing the sale of the Cox Field for cash or its exchange for proved producing reserves providing more cash flow and requiring fewer development expenditures in the short term. In this process, the Company would expect to retire its bank debt or to renegotiate the terms of its bank debt to reflect an improved cash flow profile.

          On August 10, 1995 Chinese authorities approved the agreement reached on May 10, 1995, between the Company and Apache Corporation ("Apache") pursuant to which Apache will pay 100 percent of the costs to drill, test and complete two wildcat wells and one appraisal well on the Zhao Dong Block. If Apache elects to drill a third wildcat well, it will also pay 100 percent of those costs. To reflect the effect of the approval by the Chinese authorities of the May 10, 1995 agreement on the June 30, 1995 financial statements, the Company recorded a receivable and a corresponding reduction of capital expenditures of approximately $3 million for its exploration costs payable by Apache. The amounts advanced by Apache are recoverable from revenues generated from Zhao Dong Block production. Future expenditures beyond those described above will be borne 50 percent each by the Company and Apache. The Company estimates that Apache will pay for all but approximately $5 million to $6 million of its exploration expenditures related to the Zhao Dong Block during the next twelve months.

          Pursuant to this agreement Apache will also purchase from the Company a 16.67 percent interest in the oil and gas reserves of the "C" Field. Payment for this purchase will be computed and made to the Company from time to time as the field is being developed in order to insure that the Company will receive the full market value of the
16.67 percent interest. In consideration for the above described payments, Apache will assume operatorship of the Zhao Dong Block and increase its interest in the Zhao Dong
Block from 33.33 percent to 50 percent.

          To fund its share of development of the "C" area initial discovery on the Zhao Dong Block, the Company is in discussions with INCC ("Internationale Nederlanden (U.S.) Capital Corporation") to provide project debt financing for all development costs. The banking group has indicated interest in providing such financing, and the Company and the banking group are in the process of discussing the terms of the proposed financing. Another alternative available to the Company to obtain development funds is to joint venture with another oil company or financial group.

          On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and southeast Asian markets. The joint venture will have a 30 year life unless extended. The registered capital of the joint venture will be $4.9 million, with the Company to contribute $2.4 million for its 49 percent interest, of which $0.6 million has been paid. The remaining $1.8 million is due pursuant to a schedule, with the first payment due after a business license is issued and the last payment due June 30, 1996. The Chinese side will contribute an existing lubricating oil blending plant in Langfang, China, with a value of $2.5 million as its investment for fifty-one percent of the stock. The contract must be approved by Chinese authorities before a business license can be issued and the joint venture commences operations. Certain additional documents must be submitted in connection with the application for the business license. The Company expects the license to be issued by September 30, 1995. In a letter of intent executed contemporaneously with the contract, the parties have agreed to consider the feasibility of (i) constructing a second lubricating oil blending plant at a port facility near Tianjin, China, (ii) contributing to the joint venture a second existing plant in southwest China, and (iii) other projects, including constructing oil terminals on the north and south coasts of China, and engaging in upgrading certain existing refineries within China. As of June 30, 1995, the Company has invested $.9 million.

          Management has historically had the ability to negotiate required amendments to its credit agreement and to generate funds through the sale of assets or securities. Management is confident that it can timely realize sufficient cash resources to adequately meet its obligations and its ongoing requirements. The timing of receipts from the various sources of funds is not entirely within the Company's control. Thus, the scheduling of planned activities will continue to be dependent on such cash receipts.

          Longer term liquidity is dependent on the Company's commencement of production in China and continued access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of INCC and holders of the Company's Subordinated Debt and Preferred Stock.

          The Company declared cash dividend payments on its Series A and Series B Preferred Stocks of $2.6 million and $2.5 million for the six months ended December 31, 1994 and June 30, 1995, respectively. Effective June 26, 1995, the Company entered into agreements with three U.S. holders of Series A Preferred Stock representing approximately 59 percent of the class pursuant to which they elected to receive their dividends in Common Stock of the Company. The Company will issue approximately 4.3 million shares during the third quarter under these agreements. The Company has agreed to register these shares of Common Stock. Cash dividends remaining to be paid aggregate $1.2 million, of which $0.5 million has been delivered to the Company's registrar.

          The Company's Series A Preferred Stock dividend requirements are approximately 2.7 million British pounds sterling annually. The Company's credit agreement restricts the payment of cash dividends and currently, insufficient liquidity exists to continue pay such amounts. Management intends to pay future preferred stock dividends by selling additional shares of the Company's Common Stock.

          On May 16, 1995, the Company received notice from the Series B Preferred holder exercising its redemption rights. The Company has elected to redeem in shares of Common Stock and the holder has exercised its option to have the Company sell its shares of Common Stock. The aggregate redemption price is $5 million, plus accrued dividends from January 1, 1995 to the date of redemption. The Company has registered 5.3 million shares for sale and has reserved additional shares should the sale of the registered shares not be sufficient to fulfill the redemption obligation.

Other General Considerations
----------------------------

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

New Accounting Pronouncement
----------------------------

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

Results of Operations
---------------------

          During the three and six month period ended June 30, 1995, the Company incurred net losses of $13.3 million and $14.9 million, respectively, as compared to net losses of $11.4 million and $14.7 million, respectively, during the corresponding periods in 1994. The six months results for 1995 include a $10.7 million provision for impairment of oil and gas properties as compared to a $9.5 provision in 1994. The carrying amounts of the Company's properties in Texas were written down by $10.7 million in the second quarter of 1995 in order to comply with the ceiling limitation prescribed by the Securities and Exchange Commission (the "SEC") principally due to downward revisions in estimated reserves. Poor results in two recent recompletions (the BMT 69 No. 1 and the Armstrong 258 No. 1) caused the deletion of approximately 7.0 net BCF of gas in the Berry R. Cox Field. The 1994 results reflect an extraordinary charge of $1.7 million for early extinguishment of debt resulting from the refinancing of the Company's $29.2 million credit facility in February 1994.

          Oil and gas revenues for the three and six month periods ended June 30, 1995, were $.7 million and $1.4 million compared to $1.2 million and $2.5 million during the corresponding periods in 1994. Revenues declined due to reduced production volumes and decreases in gas prices which were not offset by new production resulting from additional drilling in the Cox Field. Operating costs as a percent of revenues increased as a result of fixed costs remaining constant while prices declined. As the Company has not undertaken significant development projects on its domestic oil and gas properties, it does not anticipate a material change in its short-term production volumes and expects continued operating losses. The Company realized an average gas price of $1.29 per Mcf for the six month period ended June 30, 1995, as compared to an average of $1.85 per Mcf for the six month period in 1994, and $1.65 per Mcf for the year ended December 31, 1994.

          As the Company continues to focus its resources on exploration and development of the Zhao Dong Block and other
China projects, future oil and gas revenues will be directly related to the degree of drilling success initially experienced in the Zhao Dong Block.

          Net capitalized costs for the Company's domestic oil and gas properties at June 30, 1995, approximate the "ceiling-test" limitation as prescribed by the "SEC" guidelines. Remaining unproved and unevaluated properties at June 30, 1995, include primarily the costs of leases located adjacent to the Company's Berry R. Cox producing properties. The Company drilled two exploration wells in 1994, and if the Cox Field is not sold, exploration operations will continue in 1995. As these unproved properties become evaluated, their costs are reclassified to proved and evaluated properties, and any associated future revenue is included in the calculation of the present value of the Company's proved reserves. Prospectively, any such costs in excess of the present value of added reserves, or any material reductions in the net future revenues from oil and gas reserves resulting from such factors as lower prices or downward revisions in estimates of reserve quantities, would cause a charge for a full-cost ceiling impairment, absent offsetting improvements. Downward revisions in estimates of reserve quantities may also adversely affect the Company's borrowing base calculation under its credit facility with INCC, which may then requirement prepayments of principal.

          Effects on revenues are summarized on the following table:

                                            Three Months     Six Months
                                                Ended          Ended
                                               June 30        June 30
                                            ------------     ----------

Oil and Gas Revenues - 1994                     $ 1.2          $ 2.5
   Effect of changes in volume of
     gas production and sales                    (0.3)          (0.5)
   Effect of changes in gas prices               (0.3)          (0.7)
   Effect of oil and liquid revenues, net         0.1            0.1
                                                 ----           ----
Oil and Gas Revenues - 1995                     $ 0.7          $ 1.4

          The depreciation, depletion and amortization rate for the six month period in 1995 averaged $1.26 per Mcf compared to $1.23 per Mcf in the corresponding period of 1994. Interest expense will continue to increase throughout the year as the Company will not capitalize interest on the debt directly associated with the Cox Field because it is considering the sale or exchange of this property.

                    XCL LTD. AND SUBSIDIARIES

                           June 30, 1995

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

          Two groups filed interventions in this matter on March 5, 1993 and March 15, 1993. The first group are non-participating royalty owners claiming under the same group of leases as the original plaintiffs. The second group sued under different leases. The interventions were opposed by the original plaintiffs and all defendants. After hearing arguments, the court ordered the interventions stricken on July 14, 1993. During 1994 the first group appealed and the second filed a new lawsuit. The Company settled the new lawsuit filed by the second group with its share of the settlement being $20,000. During December, 1994 the appellate court affirmed the trial court's decision to deny the intervention to the first group. The Company in March 1995 was named as a third party defendant by the original lessor who had been previously sued by the non-participating royalty owners comprising the first group. Management believes that the outcome of the lawsuit will not have a material adverse effect on the Company's financial position or results of operations. The Company intends to defend diligently all claims asserted by the first group in it's lawsuit.

          During December 1993, the Company and two of its wholly-owned subsidiaries, XCL-Texas, Inc. and XCL Acquisitions, Inc. were sued in separate law suits entitled Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. Exploration Company of Louisiana, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5449); Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. XCL-Texas, Incorporated (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-
5450); and Ralph Slaughter, Secretary of Department of Revenue and Taxation, State of Louisiana vs. XCL Acquisitions, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5337) by the Louisiana Department of Revenue for Louisiana State corporate franchise and income taxes. The claims relate to assessments for the 1987 through 1991 fiscal years. The aggregate amount of the assessments, including penalties and interest, is approximately $2.25 million. The Company believes that these assessments have been adequately provided for in the consolidated financial statements. The lawsuits are all in their initial stages. The Company believes that its has meritorious defenses and it has instructed its counsel to contest these claims.

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

Item 4.     Submission of Matters to a Vote of Security-Holders.

          On June 14, 1995, the Company held an Annual
Meeting of Shareholders at the New York East Side Marriott
Hotel, 525 Lexington Avenue, New York, New York. A quorum was present, and the matters put to a vote at the meeting were (1) election of three Class II directors of the Company's Board of Directors, and (2) approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock.

          The Company's Board of Directors is divided into three Classes with each Class consisting of at least one executive director and one non-executive director serving three year terms. Messrs. Marsden W. Miller, Jr., Edmund McIlhenny, Jr. and Francis J. Reinhardt, Jr. were elected as Class II directors at this meeting. A total of not fewer than 159,012,295 votes, constituting a plurality of all of the votes cast at the meeting by holders of share present in person or by proxy, were voted for each of the named persons elected as Class II directors to the Company to serve until the Annual Meeting of Shareholders to be held in 1998.

          Class III directors are Messrs. John T. Chandler and Fred Hofheinz, whose terms expire at the 1996 Annual
Meeting of Shareholders, and Class I directors are Messrs.
David A. Melman, Arthur W. Hummel, Jr., and Sir Michael
Palliser, whose terms expire at the 1997 Annual Meeting of Shareholders..

          With respect to the resolution relating to the approval and adoption of an amendment to Article FOURTH of the Company's Certificate of Incorporation to increase the Company's total current authorized capital stock from 356,200,000 shares to 351,200,000 shares, consisting of 350,000,000 shares of Common Stock, par value $.01 per share, and 1,200,000 shares of
Preferred Stock, par value $1.00 per share, a total of 159,012,295 votes were cast to ratify the amendment, as follows:

                    148,762,674          votes in favor
                        9,447,230          votes against
                           802,391          abstentions

Item 6.          Exhibits and Reports on Form 8-K.

(a)     Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number              Description

2.0     Not applicable

3(i)    Articles of incorporation

3.1     Certificate of Incorporation of the Company dated
        December 28, 1987.  (A)(i)

3.2 Certificate of Amendment to the Certificate of Incorporation of the Company dated March 30, 1988.
        (A)(ii)

3.3 Certificate of Amendment to the Certificate of Incorporation of the Company dated June 22, 1990.
        (B)(i)

3.4 Certificate of Amendment to the Certificate of Incorporation of the Company dated June 12, 1993.(C)

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

3 (ii) Amended and restated bylaws of the Company as currently in effect. (A)(iii)

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

4.15    Form of Registrar and Stock Transfer Agency
        Agreement,effective March 18, 1991, entered into between the Company and Manufacturers Hanover Trust
        Company (predecessor to Chemical Bank), whereby
        Chemical Bank serves as the Company's Registrar and U.S. Transfer Agent. (J)

4.16 Copy of Warrant Agreement and Stock Purchase Warrant dated March 1, 1944 to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment, issued to EnCap Investments, L.C. (I)(iv)

4.17   Copy of Warrant Agreement and form of Stock Purchase
       Warrant dated March 1, 1994 to purchase an aggregate
       600,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment, issued to principals of San Jacinto Securities, Inc. in connection with its financial consulting agreement with the Company. (I)(v)

4.18 Form of Warrant Agreement and Stock Purchase Warrant dated April 1, 1994, to purchase an aggregate 6,440,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to executives of the Company surrendering all of their rights under their employment contracts with the Company. (F)(ii)

4.19 Form of Warrant Agreement and Stock Purchase Warrant dated April 1, 1994, to purchase an aggregate 878,900 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to executives of the Company in consideration for salary reductions sustained under their employment contracts with the Company. (F)(iii)

4.20 Copy of Warrant Agreement and Stock Purchase Warrant dated April 1, 1994, to purchase 375,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to Ivory & Sime
       Enterprise Capital Plc. (F)(iv)

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

4.27 Form of Warrant Agreement and Stock Purchase Warrant dated July 1, 1994, to purchase 100,000 shares of Common Stock at an exercise price of $1.50 per share, subject to adjustment, issued to Joe T. Rye. (F)(xi)

4.28 Form of Warrant Agreement and Stock Purchase Warrant dated January 31, 1995, to purchase 100,000 shares of Common Stock at an exercise price of $.75 per share, subject to adjustment, issued to Energy Advisors, Inc. (L)(i)

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

10.4   Copy of Net Revenue Interest Assignment dated
       December 6, 1993, between the Company and the Company's Lease Note holders. (I)(viii)

10.5   Copy of Net Profits Royalty Conveyance dated December
       6, 1993, between the Company and the Company's Lease
       Note Holders. (I)(ix)

10.6 Copy of Prepayment and Termination Agreement dated January 31, 1994, between the Company, Manufacturers Hanover Trust Company (predecessor to Chemical Bank), as agent, and Banque Paribas, Christiania Bank and Den norske Bank. (I)(x)

10.7   $35,000,000 Credit Agreement dated as of January 31,
       1994 between the Company and Internationale
       Nederlanden (U.S.) Capital Corporation ("INCC"), as
       Agent. (I)(xi)

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

10.14 Copy of financial consulting agreement between the Company and San Jacinto Securities, Inc. dated.
       (I)(xviii)

10.15 Modification Agreement for Petroleum Contract on Zhao Dong Block in Bohai Bay Shallow Water Sea Area of The People's Republic of China dated March 11, 1994, between the Company, China National Oil and Gas Exploration and Development corporation and Apache China Corporation LDC. (I)(xvix)

10.16 Amendment of Loan Agreement and Promissory Notes, and option to Purchase Shares dated December 21, 1993 between the Company and Estate of J. Edgar Monroe, J.
       Edgar Monroe Foundation and Patrick A. Tesson.
       (E)(vii)

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

10.21  Stock Purchase Agreement between the Company and
       Provincial Securities Limited dated May 17, 1994.
       (F)(xv)

10.22  Consulting agreement between the Company and Sir
       Michael Palliser dated April 1, 1994. (K)(i)

10.23  Consulting agreement between the Company and Mr.
       Arthur W. Hummel, Jr. dated April 1, 1994. (K)(ii)

10.24  Letter Agreement between the Company and Mr. William
       Wang dated June 2, 1992, executed effective February
       10, 1993. (K)(iii)

10.25  First Amendment to Credit Agreement between the
       Company and Internationale Nederlanden (U.S.) Capital
       Corporation dated April 13, 1995. (L)(ii)

10.26  Letter of Intent between the Company and CNPC
       United Lube Oil Corporation for a joint
       venture for the manufacture and sale of
       lubricating oil dated January 14, 1995. (L)(iii)

10.27 Purchase and Sale Agreement dated May 10, 1995, between XCL Land, Ltd., a wholly owned subsidiary of the Company ("Seller") and The Succession of Edward
       M. Carmouche, Matilda Gray Stream, Harold H. Stream, III, The Opal Gray Trust, Matilda Geddings Gray Trust for Harold H. Stream, III, Matilda Geddings Gray Trust for William Gray Stream, Matilda Geddings Gray Trust for Sandra Gray Stream, M.G. Stream Trust for Harold H. Stream, III, M.G. Stream Trust for William Gray Stream, and M.G. Stream Trust for Sandra Gray Stream ("Purchasers") whereby the Purchasers will acquire Seller's fee interest in and to a parcel of southwestern Louisiana land known as the Phoenix Lake Tract. (L)(iv)

10.28 Farmout Agreement dated May 10, 1995, between XCL China Ltd, a wholly owned subsidiary of the Company and Apache Corporation whereby Apache will acquire an additional interest in the Zhao Dong Block, Offshore People's Republic of China. (L)(v)

10.29 Modification Agreement of Non-Negotiable Promissory Note and Waiver Agreement between Lutcher & Moore Cypress Lumber Company and L.M. Holding Associates, L.P. dated June 15,
       1995. *

10.30 Third Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company,
       The First National Bank of Lake Charles, Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust,
       Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates, L.P.
       dated June 15, 1995. *

10.31 Second Amendment to Appointment of Agent for Collection and Agreement to Application of Funds between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, L.M. Holding Associates, L.P. and The First National Bank of Lake Charles, dated June 15, 1995. *

10.32 Contract of Chinese Foreign Joint Venture dated July 17, 1995, between United Lube Oil Corporation and XCL China Ltd. for the manufacturing and selling of lubricating oil and related products.*

10.33  Letter of Intent dated July 17, 1995 between CNPC United Lube
       Oil Corporation and XCL Ltd. for discussion of further projects. *

10.34 Form of Letter Agreement dated June 26, 1995, between the Company and three of its U.S. holders of Series A Preferred Stock, whereby the following such holders have agreed to accept
       Common Stock in respect of dividends payable December 31, 1994 and June 30, 1995 in the amounts set forth:

                                     12/31/94          6/30/95
           Holder                    Dividend         Dividend      Shares

       Kayne Anderson
         Investment Management       $627,788.12    $689,238.87   2,225,024
       Cumberland Associates, Inc.   $429,056.51    $445,838.59   1,487,294
       T. Rowe Price & Associates    $159,975.00    $166,232.25     554,543 *

11.    Statement re computation of per share earnings*

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

(G)  Incorporated by reference to a Current Report on Form 8-
     K filed on August 13, 1990, where it appears as Exhibit 4.

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

(L) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, filed May 15, 1995, where it appears as: (i) Exhibit 4.28; and (ii) through (v) Exhibits 10.25 through 10.28, respectively.

(b)          Reports on Form 8-K

          A current report on Form 8-K was filed on May 25, 1995, to report the sale of the Phoenix Lake Tract located in southwestern Louisiana.

                         SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 XCL Ltd.

                          /s/ Pamela G. Shanks
                     By:__________________________
                            Pamela G. Shanks
                        Vice President-Finance and
                          Chief Financial Officer

Date: August 14, 1995

                       Commission File No. 1-10669





                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            ________________________

                                    EXHIBITS

                                        to

                                   FORM 10-Q

                  Quarterly Report Pursuant to Section 13 or 15(d)

                                        of

                                     XCL LTD.

                         The Securities Exchange Act of 1934

                                    June 30, 1995



                              XCL Ltd. and Subsidiaries

Exhibit 11-Computation of Earnings Per Common and Common Equivalent Share

              (Amounts in thousands except, per share amounts)

                                     Three Months Ended    Six Months Ended
                                         June 30               June 30
                                     ------------------    ----------------
                                       1995      1994       1995      1994
                                       ----      ----       ----      ----
PRIMARY:

Loss before extraordinary item     $(13,263)  $(11,415)  $(14,875)  $(13,007)

Extraordinary charge for early
extinguishment of debt                   --         --         --     (1,742)
                                     ------     ------     ------     ------
Net loss                            (13,263)   (11,493)   (14,797)   (14,749)

Dividends on preferred stock         (2,464)    (2,554)    (2,464)    (2,554)
                                     ------     ------     ------    -------
Net loss attributable to common
stock                              $(15,727)  $(13,969)  $(17,339)  $(17,303)
                                     ======     ======     ======     ======
Weighted average number of shares
common stock outstanding            236,966    189,629    235,739    175,616

Common stock equivalents
(computed using treasury stock
method)                                  --         --         --         --
                                    -------    -------    -------    -------
Average number of shares of
common stock and common stock
equivalents outstanding             236,966    189,629    235,739    175,616
                                    =======    =======    =======    =======
Net loss per common and common
equivalent share:

   Net loss before
    extraordinary item             $   (.07)  $   (.07)  $   (.07)  $   (.09)

     Extraordinary item                  --         --         --       (.01)
                                    -------    -------     ------     ------
Net loss per common and common
equivalent share                   $   (.07)  $   (.07)  $   (.07)  $   (.10)
                                    =======    =======    =======     ======
FULLY DILUTED:

Fully diluted net loss per common
and common equivalent share             (1)         (1)       (1)        (1)


----------
(1)          All amounts are anti-dilutive or immaterial and therefore not presented in the financial statements.
