Form 10-Q
period 1995-09-30
XCL LTD
filed 1995-11-13
CIK 720676

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

          Quarterly Report pursuant to Section 13 or 15(d) of the
    [X]   Securities Exchange Act of 1934
          For the Quarterly Period Ended September 30, 1995

                             OR

           Transition Report Pursuant to Section 13 or 15(d) of
      [ ]  the Securities Exchange Act of 1934

                 Commission File No. 1-10669

                          XCL Ltd.
    ----------------------------------------------------
   (Exact name of registrant as specified in its charter)

         Delaware                           51-0305643
------------------------                  -------------
(State of Incorporation)                  (I.R.S. Employer
                                           Identification
                                            Number)

110 Rue Jean Lafitte, Lafayette, LA               70508
------------------------------------             -------
(Address of principal executive offices)        (Zip Code)

                        318-237-0325
                      ----------------
    (Registrant's telephone number, including area code)

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

      249,079,623 shares Common Stock, $.01 par value were outstanding on November 10, 1995.

        The Index to Exhibits is Located at page ___.

                          XCL LTD.

                      TABLE OF CONTENTS



                           PART I

Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of

                           PART II

Item 1.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K
</PAGE.

                  XCL Ltd. and Subsidiaries
               PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

                 CONSOLIDATED BALANCE SHEET
                   (Thousands of Dollars)

                                                  September 30     December 31
                                                  ------------     -----------
Assets                                                1995             1994
------                                                ----             ----
     (Unaudited)
Current assets:
      Cash and cash equivalents                  $     558          $  6,751
      Accounts receivable, net                         656             1,720
      Prepaid expenses                                 295               153
                                                   -------           -------
                       Total current assets          1,509             8,624
                                                   -------           -------
Property and equipment:
      Oil and gas (full cost method):
           Proved and evaluated properties         160,224           158,634
           Unproved and unevaluated properties:
                Domestic                            38,663            37,856
                Foreign                             24,726            17,696
                                                   -------           -------
                                                    63,389            55,552
      Land, at cost                                    135               135
      Other                                          2,908             3,018
                                                   -------           -------
                                                   226,656           217,339
      Accumulated depreciation, depletion
       and amortization                           (118,289)         (100,079)
                                                   -------           -------
                                                   108,367           117,260
                                                   -------           -------
Investments and assets held for sale                17,360            20,948
Deferred charges and other assets                    1,988             2,971
                                                   -------           -------
                       Total assets             $  129,224       $   149,803
                                                   =======           =======

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
      Accounts payable and accrued expenses     $    3,050       $     3,640
      Royalty and production taxes payable             177               286
      Dividends payable                                446               965
      Current maturities of limited recourse debt    5,231             5,267
      Other current maturities                       5,282                29
                                                  --------          --------
           Total current liabilities                14,186            10,187
                                                  --------          --------
Long-term debt, net of current maturities           35,517            41,607
Other non-current liabilities                        3,461             2,809
Commitments and contingencies (Note 7)
Shareholders' equity (Note 6):
   Preferred stock-$1.00 par value; authorized
    1.2 million shares; issued shares of
    646,747 at September 30, 1995 and 649,244 at
    December 31, 1994-liquidation preference of
    $52.1 million at September 30, 1995               647               649
   Common stock-$.01 par value; authorized
    350 million shares at September 30, 1995
    and 325 million shares at December 31, 1994;
    issued shares of 248,590,428 at September 30,
    1995 and 237,184,410 at December 31, 1994       2,486             2,372
   Common stock held in treasury - $.01 par value;
    3.5 million shares at December 31, 1994            --               (35)
      Additional paid-in capital                  214,892           206,241
      Accumulated deficit                        (141,965)         (114,027)
                                                  -------           -------
         Total shareholders' equity                76,060            95,200
                                                  -------           -------
              Total liabilities and shareholders'
                equity                         $  129,224        $  149,803
                                                  =======           =======

    The accompanying notes are an integral part of these
                    financial statements.

                  XCL Ltd. and Subsidiaries

            CONSOLIDATED STATEMENT OF OPERATIONS

      (Thousands of Dollars, Except Per Share Amounts)

                                                 Three Months Ended       Nine Months Ended
                                                 ------------------       -----------------
                                                    September 30            September 30
                                                    ------------            ------------
                                                  1995         1994        1995         1994
                                                  ----         ----        ----         ----
                                                                 (Unaudited)
Oil and gas revenues                           $     604     $  1,118    $   2,006     $   3,665
                                                --------      -------     --------      --------
Oil and gas operating expenses:
      Operating (including marketing)                231          355          795           999
      Depreciation, depletion and amortization       535          885        1,831         2,646
      Provision for impairment of oil and
        gas properties                             5,800        7,200       16,500        16,700
      Writedown/loss on sale of other assets       2,740           --        2,740            --
      General and administrative                   1,452        1,139        3,562         3,362
      Taxes, other than income                       208          330          558           920
                                                --------       ------     --------      --------
                                                  10,966        9,909       25,986        24,627
                                                --------       ------     --------      --------
Operating loss                                   (10,362)      (8,791)     (23,980)      (20,962)
                                                --------       ------     --------      --------

Other income (expenses):
      Interest expense, net of amounts
       capitalized                                  (797)        (626)      (2,186)       (1,505)
      Gain on sale of investments                    613           --          613            --
      Other, net                                      50         (303)         182          (260)
                                                --------       ------      -------      --------
                                                    (134)        (929)      (1,391)       (1,765)
                                                --------       ------      -------      --------
Loss before extraordinary item                   (10,496)      (9,720)     (25,371)      (22,727)
Extraordinary charge for early
  extinguishment of debt                              --           --           --        (1,742)
                                                --------       ------      -------      --------
Net loss                                         (10,496)      (9,720)     (25,371)      (24,469)
Preferred stock dividends                           (103)          --       (2,567)       (2,554)
                                                --------       ------      -------      --------
Net loss attributable to common stock        $   (10,599)   $  (9,720)  $  (27,938)   $  (27,023)
                                                ========       ======      =======       =======

Loss per common and common equivalent share:
     Net loss before extraordinary item      $      (.04)   $    (.05)  $     (.11)   $     (.13)
     Extraordinary item                               --           --           --          (.01)
                                                --------       ------       ------        ------
Net loss per common and common
  equivalent share                           $      (.04)   $    (.05)   $    (.11)   $     (.14)
                                                ========       ======       ======        ======
Average number of common and common
    equivalent shares outstanding                242,533      210,485      238,029       187,217
                                                ========      =======      =======       =======

    The accompanying notes are an integral part of these
                    financial statements.

                  XCL Ltd. and Subsidiaries

            CONSOLIDATED STATEMENT OF CASH FLOWS
                   (Thousands of Dollars)
                                                                   Nine Months Ended
                                                                   -----------------
                                                                      September 30
                                                                      ------------
                                                                    1995          1994
                                                                    ----          ----
                                                                        (Unaudited)

Cash flows from operating activities:
    Net loss                                                     $  (25,371)     $   (24,469)
    Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
        Depreciation, depletion and amortization                      1,831            2,646
        Provision for impairment of oil and gas properties           16,500           16,700
        Gain on sale of investments                                    (613)              --
        Loss on sale of other assets                                    383               --
        Writedown of other assets                                     2,357               --
        Extraordinary charge for extinguishment of debt                  --            1,742  Change in assets and liabilities:
             Accounts receivable                                      1,041              341
             Prepaid expenses                                          (142)            (130)
             Accounts payable and accrued expenses                     (273)          (1,145)
             Royalty and production taxes payable                      (109)             (19)
             Other, net                                                  87            1,082
                                                                   --------          -------
                  Total adjustments                                  21,062           21,217
                                                                   --------          -------
                  Net cash used in operating activities              (4,309)          (3,252)
                                                                   --------          -------

Cash flows from investing activities:
    Capital expenditures                                             (7,679)         (16,011)
    Investments                                                      (1,162)          (1,350)
    Proceeds from sale of assets                                      2,643               --
    Other                                                               304            2,709
                                                                   --------          -------
                  Net cash used in investing activities              (5,894)         (14,652)
                                                                   --------          -------

Cash flows from financing activities:
    Proceeds from sales of common stock                               1,378           30,218
    Proceeds from sales of treasury stock                             2,364               --
    Proceeds from issuance of preferred stock                            --            1,600
    Loan proceeds                                                        --           29,200
    Proceeds from exercise of warrants and options                      874            3,209
    Payment of long-term debt                                          (425)         (33,471)
    Payment of preferred stock dividends                               (250)              --
    Stock issuance costs and other                                       69           (3,047)
                                                                    -------          -------
                  Net cash provided by financing activities           4,010           27,709
                                                                    -------          -------

Net increase (decrease) in cash and cash equivalents                 (6,193)           9,805
Cash and cash equivalents at beginning of period                      6,751            1,646
                                                                    -------          -------
Cash and cash equivalents at end of period                        $     558        $  11,451
                                                                    =======          =======

    The accompanying notes are an integral part of these
                    financial statements.

                  XCL Ltd. and Subsidiaries

    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     September 30, 1995

     (1)     General

      The consolidated financial statements at September 30, 1995, and for the three months and nine months then ended have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations. The Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of XCL Ltd. (formerly The Exploration Company of Louisiana, Inc.) and subsidiaries as of September 30, 1995, and December 31, 1994, and the results of their operations for the three months and nine months ended September 30, 1995 and 1994 and their cash flows for the nine months ended September 30, 1995 and 1994, have been included. Certain reclassifications, including reclassifying accrued interest on the subordinated debt to be paid in Common Stock and the reserve for franchise tax to long-term liabilities, have been made to prior period financial statements to conform to current period presentation. These reclassifications had no effect on net income or shareholders' equity. The results of the
Company's operations for such interim periods are not necessarily indicative of the results for the full year. The year-end balance sheet data was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not included herein.

     (2)     Liquidity and Capital Resources

      At September 30, 1995, the Company had an operating cash balance of $.6 million and a working capital deficit of $12.7 million, which includes $5.4 million in limited recourse debt collateralized only by the Lutcher Moore Tract and $5.25 million in bank debt, of which $2 million is due January 1, 1996. The Company is currently pursuing a plan to generate funds to satisfy these working capital requirements by the sale of its domestic assets and the sale of corporate securities.

      To provide for immediate required near-term liquidity, the Company sold 12,982 shares of a newly designated Series E, Cumulative Convertible Preferred Stock ("Series E Preferred Stock") for an aggregate consideration of $548,000 in cash and 1,160,647 shares of restricted Common Stock. The offering period will continue until December 31, 1995 unless sooner terminated by the Company. The Company expects to realize up to an additional $4.5 million from additional sales of this issue, which carries a 10% annual dividend, payable semiannually in cash, or at the Company's election, in additional shares of Series E Preferred Stock. Further, the Company has engaged a U.K. financial institution to place units of Common Stock and warrants in an offshore transaction in compliance with Regulation S, promulgated under the Securities Act of 1933, as amended (the "Act"). Gross proceeds from the offering, which is being done on a best efforts basis, will be not less than $2 million nor more than $7 million. The scheduled closing date is December 22, 1995.

      In order to provide additional liquidity, the Company is currently in negotiations with several parties interested in acquiring the Lutcher Moore Tract. Should a sale be effected, approximately $5.4 million of the proceeds would be applied to retire the Lutcher Moore limited recourse debt, and $5 million would be applied to reduce the Company's bank debt if the domestic producing properties have not been sold. The remainder would be applied to other working capital requirements. Payments of principal and interest on $2.6 million of the Lutcher Moore limited recourse debt are past due. The Company is negotiating with the holders of this debt to defer payments until the Lutcher Moore Tract can be sold in consideration for which the Company would further secure the debt with preferred stock. Should the deferral not be obtained the holders have recourse only to the property itself, as the Company is not liable for the debt.

     Management has historically had the ability to generate funds through the sale of assets or securities and to negotiate required amendments to its credit agreements. Management believes that it can timely realize sufficient cash resources to adequately meet its obligations and its ongoing requirements. The timing of receipts from the
various  sources  of  funds  is  not  entirely  within   the
Company's control. Thus, the Company's ability to continue to develop its principal assets could be significantly curtailed should the Company be unable to obtain cash as needed.

      In light of the Company's decision to focus its activities in China, management is exploring the possibility of selling substantially all of its U.S. producing properties (the Cox and Mestena Grande Fields in Texas) or joint venturing the development of these fields with a partner. Information has been made available to several potential purchasers, and the Company has retained Internationale Nederlanden (U.S.) Securities Corporation to assist in obtaining and evaluating offers that it expects to receive prior to year end 1995. Any such disposition would result in a substantial reduction in the Company's outstanding indebtedness, since such properties are presently pledged to secure approximately $25.1 million in senior bank debt and $15 million in subordinated debt. A sale or joint venture could result in a material non-cash loss, which management believes may be justified in order to eliminate the requirement for additional investment in the Company's domestic fields so that funds can instead be invested in China.

      Management is encouraged about the Company's prospects in China because of successful drilling activities to date at the Zhao Dong Block, where four out of the five wells drilled have tested at significant flow rates. Further, the Company has been offered additional investment opportunities in China as a result of its successful performance on the Zhao Dong Block.

      Pricing for a significant portion of the Company's gas reserves in the Cox Field is subject to a price floor established by a long-term gas contract. The continued applicability of this price floor is dependent upon the Company being able to meet certain minimum gas production volumes which were not achieved for the contract year ending April 30, 1995, and may not be achieved for the contract year ending April 30, 1996, due to the downward revision in reserve estimates at June 30, 1995. The Company's proved reserve estimates indicate that with sufficient development the minimum volumes will be achieved for the contract year ending April 30, 1997.

      The Company currently has approximately $25.1 million in bank debt collateralized by the Company's domestic oil and gas reserves and the stock of certain subsidiaries. During 1995 the Company's bank agreement was amended to modify certain covenant requirements through September 29, 1995. These covenants were subsequently amended to modify requirements through April 1, 1996. Should improvements in the Company's financial position not occur, the Company would be in violation of its credit agreement subsequent to April 1, 1996, giving the bank the right to accelerate payment of the debt after applicable grace periods. The Company would have to pursue the sale of other assets, a joint-venture or the issuance of additional equity securities to fund any such accelerated payments. Further, the borrowing base under this credit agreement is determined, in part, by the value of the Company's proved reserves. During the second quarter two unsuccessful recompletions in the Cox Field caused a downward revision in reserve quantities. This revision, coupled with an impairment recorded in the third quarter as a result of reduced present values of reserves attributable to delays in scheduled development drilling, may negatively impact the next borrowing base determination which has been rescheduled for March 31, 1996.

       The Company is currently pursuing additional alternatives for raising capital for its planned capital expenditures in China during the next twelve months. On August 10, 1995, Chinese authorities approved the agreement reached on May 10, 1995, between the Company and Apache Corporation ("Apache") pursuant to which Apache will pay 100 percent of the costs to drill, test and complete two wildcat wells and one appraisal well on the Zhao Dong Block. If Apache elects to drill a third wildcat well, it will also pay 100 percent of those costs. The amounts advanced by Apache are recoverable from revenues generated from Zhao Dong Block production. Future expenditures beyond those described above will be borne 50 percent each by the Company and Apache. Pursuant to this agreement Apache also purchased an additional 16.67 percent interest in the foreign contractor's share of the oil and gas reserves of the "C" Field. Payment for this purchase will be computed and made to the Company from time to time as each segment of the field is placed on production in order to insure that the Company will receive the full market value of the 16.67 percent interest. In consideration for the above described payments, Apache has assumed operatorship of the Zhao Dong Block and increased its interest in the Zhao Dong Block from
33.33 percent to 50 percent. The Company estimates that Apache will pay for all but approximately $10 million of its exploration expenditures related to the Zhao Dong Block during the next twelve months. The Company expects to fund these expenditures from the sale of its domestic assets and issuance of additional equity securities.

     The Company and its partners in the Zhao Dong Block are currently preparing the development plan for the "C" area initial discovery. The Company plans to finance its share of development costs primarily through project debt financing. Alternatives available to the Company to obtain development funds also include joint venturing the development with another oil company or financial group.

      On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and southeast Asian markets. The joint venture will have a 30 year life unless extended. The registered capital of the joint venture will be $4.9 million, with the Company to contribute $2.4 million for its 49 percent interest, of which $0.6 million has been paid. The remaining $1.8 million is due pursuant to a schedule, with the first payment due after a business license is issued and the last payment due June 30, 1996. The Chinese side will contribute an existing lubricating oil blending plant in Langfang, China, with a value of $2.5 million as its investment for fifty-one percent of the stock. The contract must be approved by Chinese authorities before a business license can be issued and the joint venture commences operations. Certain additional documents must be submitted in connection with the application for the business license. The Company expects the license to be issued by January 31, 1996. In a letter of intent executed contemporaneously with the contract, the parties have agreed to consider the feasibility of (i) constructing a second lubricating oil blending plant at a port facility near Tianjin, China, (ii) contributing to the joint venture a second existing plant in southwest China, and (iii) other projects, including constructing oil terminals on the north and south coasts of China, and engaging in upgrading certain existing refineries within China. The Company expects to fund its share of payments by bringing in a joint venture partner.

      The Company has signed an agreement with the China National Administration of Coal Geology, pursuant to which the parties will commence cooperation for the exploration and development of coal bed methane in two areas in China. During the study period contemplated by the agreement, the Company will evaluate the properties, after which the parties are expected to enter into a comprehensive agreement, which may provide the basis for coal bed methane development in other areas of China. Costs of the project are not expected to be significant during the next twelve months.

      The Company has been approached by several U.S. and foreign companies seeking joint venture arrangements with respect to the lube oil, coal bed methane, and additional future China business opportunities. Discussions have commenced, with the Company's objective being to obtain funding for its overhead and capital requirements in return for providing these companies with access to these and other China business opportunities.

      Longer term liquidity is dependent on the Company's commencement of production in China and continued access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of Internationale Nederlanden (U.S.) Capital Corporation ("INCC") and holders of the Company's Subordinated Debt and Preferred Stock.

       The Company's Series A Preferred Stock dividend requirements are approximately 2.7 million pounds sterling
(U.K.) annually.  The Company  declared cash dividend payments on  its  Series  A Preferred Stock of $2.3 million and $2.2
million for the six months   ended  December  31,  1994,  and
June  30,   1995, respectively.  Effective June 26, 1995,
the Company  entered into  agreements  with  three  U.S.
holders  of  Series   A Preferred Stock representing approximately
59 percent of the class pursuant to which they elected to receive their dividends in Common Stock of the Company.
The Company issued 4.3 million shares during the third quarter under these agreements. The Company has agreed to register these shares of Common Stock. Cash dividends remaining to be paid with respect to the June 30, 1995 dividend declaration, aggregate $.9 million, of which $0.5 million has been delivered to the Company's registrar. The Company's credit agreement restricts the payment of cash dividends and currently, insufficient liquidity exists to continue to pay such amounts.

      On May 16, 1995, the Company received notice from the Series B Preferred holder exercising its redemption rights. The Company has elected to redeem in shares of Common Stock and the holder has exercised its option to have the Company sell its shares of Common Stock. The aggregate redemption price is $5 million, plus accrued dividends from January 1, 1995 to the date of redemption. The Company has registered
5.3 million shares for sale and has reserved additional shares should the sale of the registered shares not be sufficient to fulfill the redemption obligation. The Company sold 1 million shares of Common Stock during the third quarter with proceeds allocated first to accrued dividends of $353,000 and the remainder towards redemption of 2,497 shares of the Series B Preferred Stock. During the fourth quarter the Company sold 419,900 shares of Common Stock with $40,000 of the proceeds allocated to accrued dividends and the remainder toward redemption of an additional 1,824 shares of the Series B Preferred Stock.

     (3)     Supplemental Cash Flow Information

      There were no income taxes paid during the nine month periods ended September 30, 1995 and 1994. (See Note 7).

     Interest and associated capitalized costs for the three and nine month periods ended September 30 totaled $.6 million and $2.2 million, respectively for 1995, and $1.2 million and $4.3 million, respectively for the corresponding periods in 1994. Interest paid during the three and nine month periods ended September 30, 1995 and 1994, amounted to $.7 million and $2.0 million, and $.6 million and $1.9 million, respectively.

     (4)     Investments and Assets Held for Sale

     Lube Oil Investment
     -------------------

      On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and southeast Asian markets. (See Note 2.)

     Coal Bed Methane Project
     ------------------------

      The Company has signed an agreement with the China National Administration of Coal Geology, pursuant to which the parties will commence cooperation for the exploration and development of coal bed methane in two areas in China. (See Note 2)

     Phoenix Lake Tract
     ------------------

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

     Terrenex Warrants
     -----------------

     During the third quarter of 1995, the Company exercised its warrants to purchase 700,000 shares of Terrenex common stock and recognized $613,000 in net proceeds from the sale of the Terrenex stock. As there was no remaining basis attributed to these warrants, the Company recognized a gain in the third quarter.

      (5)     Debt

      Long-term debt at September 30, 1995 consists of the following (000's):

                                              Current     Long-Term
                                             Maturities    Portion      Total
                                             ----------    -------      -----
      Collateralized credit facility         $  5,250      $19,865     $25,115
      Subordinated debt (due April 5, 2000)        --       15,000      15,000
      Building Mortgage                            32          652         684
                                               ------       ------      ------
             Total                           $  5,282      $35,517     $40,799
                                               ======       ======      ======
     Lutcher Moore Group
      Limited Recourse Debt                  $  5,231      $    --     $ 5,231
                                               ======       ======      ======

     Substantially all of the Company's assets collateralize certain of these borrowings. Accounts payable and accrued expenses include interest accrued at September 30, 1995, of approximately $.5 million.

     Lutcher Moore Group Limited Recourse Debt
     -----------------------------------------

      At September 30, 1995, approximately $2.7 million of Mortgage Notes (net of amounts escrowed for payment) and $2.6 million of Seller Notes were outstanding. In June 1995, the terms of the Mortgage Notes were modified providing that the remaining principal (which bears interest at 10% per annum) is payable on demand, and if no demand is made, in six monthly installments of $52,300 each, commencing July 15, 1995, plus a final payment of all outstanding principal and interest due on January 15, 1996. Seller Notes bear interest of 8 percent and have a final maturity in June 1996. Payments of principal and interest on the Seller Notes are past due. The Company is negotiating with the holders of this debt to defer payments until the Lutcher Moore Tract can be sold in consideration for which the Company would further secure the debt with preferred stock. Should the deferral not be obtained, the holders have recourse only to the property itself, as the Company is not liable for the debt.

     Collateralized Credit Facility
     ------------------------------

      During 1995, the Company's bank agreement was amended to modify certain covenant requirements through September 29, 1995. These covenants were subsequently amended to modify requirements through April 1, 1996. (See Note 2.)

     Secured Subordinated Debt
     -------------------------

      Approximately 1.6 million and 1.9 million shares of Common Stock, were issued during the nine months ended September 30, 1995, and September 30,1994, respectively in payment of $1.3 million of interest due on the Subordinated Debt for the six month period ended April 1, 1995, and in payment of $2.1 million of interest due on the Subordinated Debt for the six month periods ended April 1, 1994 and October 1,1994.

     8% Subordinated Convertible Notes
     ---------------------------------

      Effective May 31, 1994, holders of the 8% Subordinated
Convertible Notes exercised their conversion rights and converted the remaining $2.25 million in principal amount into an aggregate 2.5 million shares of Common Stock.

     (6)     Preferred Stock and Common Stock

     As of September 30, 1995, the Company had the following shares of Preferred Stock outstanding:

                            Shares         Liquidation Value
                            ------         -----------------

          Series A          599,244            $47,340,276 *
          Series B           47,503              4,750,300

           * 50 pounds sterling (U.K.) per share (U.K. 1 pound sterling = U.S. $1.58 at September 30, 1995).

      On May 16, 1995, the Company received notice from its Series B Preferred holder exercising their option to have their shares of preferred stock redeemed. (See Note 2.)

     Series E Preferred Stock
     ------------------------

      On November 1, 1995 the Company completed a private placement of the initial tranche of up to an aggregate of 50,000 shares of a new series of Preferred Stock designated the Series E Preferred Stock. The Company received approximately $548,000 in cash and 1,160,647 shares of its unregistered Common Stock in consideration for the sale of 12,982 shares of Series E Preferred Stock. The reacquisition of the aforementioned shares of Common Stock will be recorded under the cost method of accounting for treasury stock. The Company presently intends to effect additional sales of Series E Preferred Stock during the offering period which ends on December 31, 1995, unless sooner terminated by the Company. The Series E Preferred Stock is nonvoting, except in certain circumstances, including the right to elect two directors in the event the Company fails to pay two consecutive semi-annual dividends; bears a fixed cumulative dividend at the annual rate of $10 per share, payable semi-annually in cash, or, at the Company's election, in additional shares of Series E Preferred Stock, subject to an increase to $12 per share in the event the Company fails to register the underlying Common Stock under the Act by December 31, 1996 ("Conversion Commencement Date") and a further increase in the event the Company fails to declare and pay a dividend on a regularly scheduled dividend payment date; is redeemable for cash by the Company in whole or in part at any time, at a price (the "Redemption Price") equal to (i) $125 per share if redeemed prior to March 31, 1996 and (ii) thereafter $120 per share, decreasing ratably over the succeeding five quarters to $100 per share, in each case plus accrued and unpaid dividends to the redemption date; is convertible, at the holder's option, at any time in whole or in part after the earlier of the ("Conversion Commencement Date") or the date of any redemption notice into that number of shares of Common Stock as shall equal the quotient of the $100 per share divided by $.50, in each case subject to adjustment; and a liquidation preference of $100 per share, plus all accrued and unpaid dividends. The Series E Preferred Stock ranks senior to the Common Stock and pari passu with the Series A and Series B Preferred Stock with respect to the payment of dividends and distributions upon the liquidation of the Company.

     Dividends
     ---------

      The Company declared cash dividend payments on its Series A and Series B Preferred Stocks of $2.6 million and $2.5 million for the six months ended December 31, 1994 and June 30, 1995, respectively. Effective June 26, 1995, the Company entered into agreements with three U.S. holders of Series A Preferred Stock representing approximately 59 percent of the class pursuant to which they elected to receive their dividends in Common Stock of the Company. The Company issued 4.3 million shares during the third quarter under these agreements. The Company has agreed to register these shares of Common Stock. Cash dividends remaining to be paid with respect to the June 30, 1995 dividend declaration, aggregate $.9 million, of which $0.5 million has been delivered to the Company's registrar.

      During the nine months ended September 30, 1994, the Company issued approximately 6 million shares of Common Stock in lieu of cash dividends on its Series A and Series B Preferred Stock in respect of dividends due June 30, 1993, December 31, 1993, and June 30, 1994, and 2,119 and 20
shares of Series C Preferred Stock and Series D Preferred Stock, respectively, for in-kind dividends due December 31, 1993. Additionally, the Company issued 1,751 of Series D Preferred Stock for in-kind dividends due June 30, 1994

     (7)     Commitments and Contingencies and Subsequent
             Events

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

During April 1994, the Company was sued in an action entitled Kathy M. McIlhenny vs. The Exploration Company of Louisiana, Inc. (15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 941845). Kathy McIlhenny, the former wife of an officer and director of the Company, has asserted a claim in the aggregate amount of approximately $.5 million in respect of compensation for certain services alleged to have been performed on behalf of the Company and under an alleged verbal employment agreement and, by amendment, asserted a claim for payments arising from purported rights to mineral interests. The Company believes that such claim is without merit and rejects the existence of any such alleged agreement.

The Company is subject to other legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

                  XCL LTD. AND SUBSIDIARIES

                     September 30, 1995


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

REVIEW OF FINANCIAL RESOURCES
-----------------------------

Liquidity and Capital Resources
-------------------------------

      At September 30, 1995, the Company had an operating cash balance of $.6 million and a working capital deficit of $12.7 million, which includes $5.4 million in limited recourse debt collateralized only by the Lutcher Moore Tract and $5.25 million in bank debt, of which $2 million is due January 1, 1996. The Company is currently pursuing a plan to generate funds to satisfy these working capital requirements by the sale of its domestic assets and the sale of corporate securities.

      To provide for immediate required near-term liquidity, the Company sold 12,982 shares of a newly designated Series E, Cumulative Convertible Preferred Stock ("Series E Preferred Stock") for an aggregate consideration of $548,000 in cash and 1,160,647 shares of restricted Common Stock. The offering period will continue until December 31, 1995 unless sooner terminated by the Company. The Company expects to realize up to an additional $4.5 million from additional sales of this issue, which carries a 10% annual dividend, payable semiannually in cash, or at the Company's election, in additional shares of Series E Preferred Stock. Further, the Company has engaged a U.K. financial institution to place units of Common Stock and warrants in an offshore transaction in compliance with Regulation S, promulgated under the Securities Act of 1933, as amended (the "Act"). Gross proceeds from the offering, which is being done on a best efforts basis, will be not less than $2 million nor more than $7 million. The scheduled closing date is December 22, 1995.

      In order to provide additional liquidity, the Company is currently in negotiations with several parties interested in acquiring the Lutcher Moore Tract. Should a sale be effected, approximately $5.4 million of the proceeds would be applied to retire the Lutcher Moore limited recourse debt, and $5 million would be applied to reduce the Company's bank debt if the domestic producing properties have not been sold. The remainder would be applied to other working capital requirements. Payments of principal and interest on $2.6 million of the Lutcher Moore limited recourse debt are past due. The Company is negotiating with the holders of this debt to defer payments until the Lutcher Moore Tract can be sold in consideration for which the Company would further secure the debt with preferred stock. Should the deferral not be obtained the holders have recourse only to the property itself, as the Company is not liable for the debt.

     Management has historically had the ability to generate funds through the sale of assets or securities and to negotiate required amendments to its credit agreements. Management believes that it can timely realize sufficient cash resources to adequately meet its obligations and its ongoing requirements. The timing of receipts from the
various  sources  of  funds  is  not  entirely  within   the
Company's control. Thus, the Company's ability to continue to develop its principal assets could be substantially curtailed should the Company be unable to obtain cash as needed.

      In light of the Company's decision to focus its activities in China, management is exploring the possibility of selling substantially all of its U.S. producing properties (the Cox and Mestena Grande Fields in Texas) or joint venturing the development of these fields with a partner. Information has been made available to several potential purchasers, and the Company has retained Internationale Nederlanden (U.S.) Securities Corporation to assist in obtaining and evaluating offers that it expects to receive prior to year end 1995. Any such disposition would result in a substantial reduction in the Company's outstanding indebtedness, since such properties are presently pledged to secure approximately $25.1 million in senior bank debt and $15 million in subordinated debt. A sale or joint venture could result in a material non-cash loss, which management believes may be justified in order to eliminate the requirement for additional investment in the Company's domestic fields so that funds can instead be invested in China.

      Management is encouraged about the Company's prospects in China because of successful drilling activities to date at the Zhao Dong Block, where four out of the five wells drilled have tested at significant flow rates. Further, the Company has been offered additional investment opportunities in China as a result of its successful performance on the Zhao Dong Block.

      Pricing for a significant portion of the Company's gas reserves in the Cox Field is subject to a price floor established by a long-term gas contract. The continued applicability of this price floor is dependent upon the Company being able to meet certain minimum gas production volumes which were not achieved for the contract year ending April 30, 1995, and may not be achieved for the contract year ending April 30, 1996, due to the downward revision in reserve estimates at June 30, 1995. The Company's proved reserve estimates indicate that with sufficient development the minimum volumes will be achieved for the contract year ending April 30, 1997.

      The Company currently has approximately $25.1 million in bank debt collateralized by the Company's domestic oil and gas reserves and the stock of certain subsidiaries. During 1995 the Company's bank agreement was amended to modify certain covenant requirements through September 29, 1995. These covenants were subsequently amended to modify requirements through April 1, 1996. Should improvements in the Company's financial position not occur, the Company would be in violation of its credit agreement subsequent to April 1, 1996, giving the bank the right to accelerate payment of the debt after applicable grace periods. The Company would have to pursue the sale of other assets, a joint-venture or the issuance of additional equity securities to fund any such accelerated payments. Further, the borrowing base under this credit agreement is determined, in part, by the value of the Company's proved reserves. During the second quarter two unsuccessful recompletions in the Cox Field caused a downward revision in reserve quantities. This revision, coupled with an impairment recorded in the third quarter as a result of reduced present values of reserves attributable to delays in scheduled development drilling, may negatively impact the next borrowing base determination which has been rescheduled for March 31, 1996.

       The Company is currently pursuing additional alternatives for raising capital for its planned capital expenditures in China during the next twelve months. On August 10, 1995, Chinese authorities approved the agreement reached on May 10, 1995, between the Company and Apache Corporation ("Apache") pursuant to which Apache will pay 100 percent of the costs to drill, test and complete two wildcat wells and one appraisal well on the Zhao Dong Block. If Apache elects to drill a third wildcat well, it will also pay 100 percent of those costs. The amounts advanced by Apache are recoverable from revenues generated from Zhao Dong Block production. Future expenditures beyond those described above will be borne 50 percent each by the Company and Apache. Pursuant to this agreement Apache also purchased an additional 16.67 percent interest in the foreign contractor's share of the oil and gas reserves of the "C" Field. Payment for this purchase will be computed and made to the Company from time to time as each segment of the field is placed on production in order to insure that the Company will receive the full market value of the 16.67 percent interest. In consideration for the above described payments, Apache has assumed operatorship of the Zhao Dong Block and increased its interest in the Zhao Dong Block from
33.33 percent to 50 percent. The Company estimates that Apache will pay for all but approximately $10 million of its exploration expenditures related to the Zhao Dong Block during the next twelve months. The Company expects to fund these expenditures from the sale of its domestic assets and issuance of additional equity securities.

     The Company and its partners in the Zhao Dong Block are currently preparing the development plan for the "C" area initial discovery. The Company plans to finance its share of development costs primarily through project debt financing. Alternatives available to the Company to obtain development funds also include joint venturing the development with another oil company or financial group.

      On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and southeast Asian markets. The joint venture will have a 30 year life unless extended. The registered capital of the joint venture will be $4.9 million, with the Company to contribute $2.4 million for its 49 percent interest, of which $0.6 million has been paid. The remaining $1.8 million is due pursuant to a schedule, with the first payment due after a business license is issued and the last payment due June 30, 1996. The Chinese side will contribute an existing lubricating oil blending plant in Langfang, China, with a value of $2.5 million as its investment for fifty-one percent of the stock. The contract must be approved by Chinese authorities before a business license can be issued and the joint venture commences operations. Certain additional documents must be submitted in connection with the application for the business license. The Company expects the license to be issued by January 31, 1996. In a letter of intent executed contemporaneously with the contract, the parties have agreed to consider the feasibility of (i) constructing a second lubricating oil blending plant at a port facility near Tianjin, China, (ii) contributing to the joint venture a second existing plant in southwest China, and (iii) other projects, including constructing oil terminals on the north and south coasts of China, and engaging in upgrading certain existing refineries within China. The Company expects to fund its share of payments by bringing in a joint venture partner.

      The Company has signed an agreement with the China National Administration of Coal Geology, pursuant to which the parties will commence cooperation for the exploration and development of coal bed methane in two areas in China. During the study period contemplated by the agreement, the Company will evaluate the properties, after which the parties are expected to enter into a comprehensive agreement, which may provide the basis for coal bed methane development in other areas of China. Costs of the project are not expected to be significant during the next twelve months.

      The Company has been approached by several U.S. and foreign companies seeking joint venture arrangements with respect to the lube oil, coal bed methane, and additional future China business opportunities. Discussions have commenced, with the Company's objective being to obtain funding for its overhead and capital requirements in return for providing these companies with access to these and other China business opportunities.

      Longer term liquidity is dependent on the Company's commencement of production in China and continued access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of Internationale Nederlanden (U.S.) Capital Corporation ("INCC") and holders of the Company's Subordinated Debt and Preferred Stock.

       The Company's Series A Preferred Stock dividend requirements are approximately 2.7 million pounds sterling (U.K.) annually. The Company declared cash dividend payments on its Series A Preferred Stock of $2.3 million and $2.2 million for the six months ended December 31, 1994, and June 30, 1995, respectively. Effective June 26, 1995, the Company entered
into  agreements  with  three  U.S.  holders  of  Series   A
Preferred Stock representing approximately 59 percent of the class pursuant to which they elected to receive their
dividends  in  Common  Stock of the  Company.   The  Company
issued 4.3 million shares during the third quarter under these agreements. The Company has agreed to register these shares of Common Stock. Cash dividends remaining to be paid with respect to the June 30, 1995 dividend declaration, aggregate $.9 million, of which $0.5 million has been delivered to the Company's registrar. The Company's credit agreement restricts the payment of cash dividends and currently, insufficient liquidity exists to continue to pay such amounts.

      On May 16, 1995, the Company received notice from the Series B Preferred holder exercising its redemption rights. The Company has elected to redeem in shares of Common Stock and the holder has exercised its option to have the Company sell its shares of Common Stock. The aggregate redemption price is $5 million, plus accrued dividends from January 1, 1995 to the date of redemption. The Company has registered
5.3 million shares for sale and has reserved additional shares should the sale of the registered shares not be sufficient to fulfill the redemption obligation. The Company sold 1 million shares of Common Stock during the third quarter with proceeds allocated first to accrued dividends of $353,000 and the remainder towards redemption of 2,497 shares of the Series B Preferred Stock. During the fourth quarter the Company sold 419,900 shares of Common Stock with $40,000 of the proceeds allocated to accrued dividends and the remainder toward redemption of an additional 1,824 shares of the Series B Preferred Stock.

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

Results of Operations
---------------------

     During the three and nine month periods ended September 30, 1995, the Company incurred net losses of $10.5 million and $25.4 million, respectively, as compared to net losses of $9.7 million and $24.5 million, respectively, during the corresponding periods in 1994. The nine months results for 1995 include a $16.5 million provision for impairment of oil and gas properties as compared to a $16.7 provision in 1994. The carrying amounts of the Company's properties in Texas were written down by $10.7 million in the second quarter of 1995, and $5.8 million in the third quarter of 1995, in order to comply with the ceiling limitation prescribed by the Securities and Exchange Commission (the "SEC") principally due to downward revisions in estimated reserves in the second quarter and reduced present values of reserves attributable to delays in scheduled development drilling in the third quarter. Poor results in two recent recompletions (the BMT 69 No. 1 and the Armstrong 258 No. 1) caused the deletion of approximately 7.0 net BCF of gas in the Berry R. Cox Field in the second quarter of 1995. The loss in 1995 also reflects the effects of a $2.4 million valuation reserve for the Company's assets held for sale. The 1994 nine months results additionally reflect an extraordinary charge of $1.7 million for early extinguishment of debt resulting from the refinancing of the Company's $29.2 million credit facility in February 1994.

      Oil and gas revenues for the three and nine month periods ended September 30, 1995, were $.6 million and $2.0 million compared to $1.1 million and $3.7 million during the corresponding periods in 1994. Revenues declined due to reduced production volumes and decreases in gas prices which were not offset by new production resulting from additional drilling in the Cox Field. Operating costs as a percent of revenues increased as a result of fixed costs remaining constant while prices declined. As the Company has not undertaken significant development projects on its domestic oil and gas properties, it does not anticipate a material change in its short-term production volumes and expects continued operating losses. The Company realized an average gas price of $1.28 per Mcf for the nine month period ended September 30, 1995, as compared to an average of $1.76 per Mcf for the nine month period in 1994, and $1.65 per Mcf for the year ended December 31, 1994.

      The depreciation, depletion and amortization rate for the nine month period in 1995 averaged $1.24 per Mcf compared to $1.25 per Mcf in the corresponding period of 1994.

      As the Company continues to focus its resources on exploration and development of the Zhao Dong Block and other China projects, future oil and gas revenues will be directly related to the degree of drilling success initially experienced in the Zhao Dong Block.

      Net capitalized costs for the Company's domestic oil and gas properties at September 30, 1995, approximate the "ceiling-test" limitation as prescribed by the "SEC" guidelines. Remaining unproved and unevaluated properties at September 30, 1995, include primarily the costs of leases located adjacent to the Company's Berry R. Cox producing properties. The Company drilled two exploration wells in 1994, and if the Cox Field is not sold, exploration operations will continue in 1995. As these unproved properties become evaluated, their costs are reclassified to proved and evaluated properties, and any associated future revenue is included in the calculation of the present value of the Company's proved reserves. Prospectively, any such costs in excess of the present value of added reserves, or any material reductions in the net future revenues from oil and gas reserves resulting from such factors as lower prices or downward revisions in estimates of reserve quantities, would cause a charge for a full-cost ceiling impairment, absent offsetting improvements. Management is exploring the possibility of selling substantially all of its U.S. producing properties (the Cox and Mestena Grande Fields in Texas) or joint venturing the development of these fields with a partner. A sale or joint venture may result in a material loss, which management believes may be justified in order to eliminate the requirement for additional investment in the Company's domestic fields so that funds can instead be invested in China. Downward revisions in estimates of reserve quantities may also adversely affect the Company's borrowing base calculation under its credit facility with INCC, which may then requirement prepayments of principal.

      Effects on revenues are summarized on the following table:

                                       Three Months   Nine Months
                                          Ended           Ended
                                       September 30   September 30
                                       ------------   ------------
Oil and Gas Revenues - 1994              $  1.1           $ 3.7
   Effect of changes in volume of
    gas production and sales               (0.3)           (0.7)
   Effect of changes in gas prices         (0.2)           (0.9)
   Effect of oil and liquid revenues, net    --            (0.1)
                                           ----             ---
Oil and Gas Revenues - 1995              $  0.6           $ 2.0
                                           ====             ===

      General and administrative expenses increased in 1995 as a result of higher corporate insurance costs, an increase in expenses associated with the Company's ongoing investments in the energy industry in China, as well as a decline in capitalized costs associated with the Cox Field. These costs were partially offset by a decline in legal fees incurred by the Company. Interest expense will continue to increase throughout the year as the Company will not capitalize interest on the debt directly associated with the Cox Field because it is considering the sale or exchange of this property.

     Net proceeds received from the exercise of warrants and subsequent sale of shares of Terrenex common stock during the third quarter of 1995 resulted in a gain of $613,000 which was offset by a $383,000 loss recorded from the sale of minor assets.

                  XCL LTD. AND SUBSIDIARIES

                     September 30, 1995

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

      During April 1994, the Company was sued in an action entitled Kathy M. McIlhenny vs. The Exploration Company of Louisiana, Inc. (15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 941845). Kathy McIlhenny, the former wife of an officer and director of the Company, has asserted a claim in the aggregate amount of approximately $.5 million in respect of compensation for certain services alleged to have been performed on behalf of the Company and under an alleged verbal employment agreement and, by amendment, asserted a claim for payments arising from purported rights to mineral interests. The Company believes that such claim is without merit and rejects the existence of any such alleged agreement.

      Other than disclosed above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

Item  4.       Submission of Matters to a Vote of  Security-
               Holders

      By a Circular dated September 8, 1995, the Company solicited the written consent of the holders of the Company's Series A Preferred Stock for approval to amend the terms of such preferred stock by eliminating the provision therein prohibiting the Company from participating in business opportunities associated with downstream activities, such as petroleum refining and retailing of refined products. The consent of two-thirds of the issued and outstanding shares of Series A Preferred Stock held of record on August 18, 1995 was required for approval. A total of 449,381 votes were cast with respect to the amendment to eliminate Paragraph 11(a)(i) from the Certificate of Designation and to renumber the remaining paragraphs:

     Consenting:          404,381
     Non-Consenting:       45,000

      No matters were submitted to a vote of holders of the Common Stock holders during the three month period ended
September 30, 1995.

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

3.8 Certificate of Amendment dated June 19, 1995, whereby Article Fourth was amended to increase the number of shares of Common Stock. *

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

4.29   Copy of Amendment to Certificate of Designation of
       Series A Preferred Stock dated October 31, 1995. *

4.30   Copy of Certificate of Designation of Series E,
       Cumulative Convertible Preferred Stock dated November 2,
       1995. *

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

10.27 Purchase and Sale Agreement dated May 10, 1995, between XCL Land, Ltd., a wholly owned subsidiary of the Company ("Seller") and The Succession of Edward M. Carmouche, Matilda Gray Stream, Harold H. Stream, III, The Opal Gray Trust, Matilda Geddings Gray Trust for Harold H. Stream, III, Matilda Geddings Gray Trust for William Gray Stream, Matilda Geddings Gray Trust for Sandra Gray Stream, M.G. Stream Trust for Harold H. Stream, III, M.G. Stream Trust for William Gray Stream, and M.G. Stream Trust for Sandra Gray Stream ("Purchasers") whereby the Purchasers will acquire Seller's fee interest in and to a parcel of southwestern Louisiana land known as the Phoenix Lake Tract. (L)(iv)

10.28  Farmout Agreement dated May 10, 1995, between XCL
       China Ltd, a wholly owned subsidiary of the Company and Apache Corporation whereby Apache will acquire an additional interest in the Zhao Dong Block, Offshore People's Republic of China. (L)(v)

10.29  Modification  Agreement of Non-Negotiable  Promissory
       Note  and  Waiver  Agreement  between  Lutcher  &  Moore
       Cypress Lumber Company and L.M. Holding Associates, L.P.
       dated June 15, 1995. (M)(i)

10.30 Third Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates, L.P. dated June 15, 1995. (M)(ii)

10.31   Second   Amendment  to  Appointment  of  Agent   for
        Collection and Agreement to Application of Funds between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, L.M. Holding Associates, L.P. and The First National Bank of Lake Charles, dated June 15, 1995. (M)(iii)

10.32  Contract of Chinese Foreign Joint Venture dated  July
       17,  1995, between United Lube Oil Corporation  and  XCL
       China   Ltd.  for  the  manufacturing  and  selling   of
       lubricating oil and related products. (M)(iv)

10.33  Letter  of  Intent dated July 17, 1995  between  CNPC
       United Lube Oil Corporation and XCL Ltd. for discussion of further projects. (M)(v)

10.34 Form of Letter Agreement dated June 26, 1995 between the Company and three of its U.S. holders of Series A Preferred Stock, whereby the following such holders have agreed to accept Common Stock in respect of dividends payable December 31, 1994 and June 30, 1995 in the amounts set forth:

                               12/31/94      6/30/95
       Holder                  Dividend      Dividend      Shares

       Kayne Anderson
        Investment Management  $627,788.12  $689,238.87   2,225,024
       Cumberland Associates   $429,056.51  $445,838.59   1,487,294
       T. Rowe Price &
        Associates,    Inc.    $159,975.00  $166,232.25     554,543 (M)(vi)

10.35 Copy of Letter Agreement dated March 31, 1995, between the Company and China National Administration of Coal Geology for the exploration and development of coal bed methane in Liao Ling Tiefa and Shanxi Hanchang Mining Areas. *

10.36  Copy  of  Second  Amendment to  Credit  Agreement
       between   the  Company  and  Internationale  Nederlanden
       (U.S.)  Capital  Corporation  dated  effective   as   of
       September 29, 1995. *

10.37 Copy of Fee Agreement dated October 26, 1995, between the Company and EnCap Investments L.C. for past services and proposed European equity offering. *

10.38 Copy of Engagement Letter dated November 9, 1995, between the Company and Rauscher Pierce & Clark for a proposed Unit offering to be conducted in Europe. *

11.    Statement re computation of per share earnings *

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

(H) Incorporated by reference to Quarterly Report on Form 10Q filed May 15, 1991, where it appears as:
     (i) Exhibit 4.1; (ii) Exhibit 4.2; and (iii) Exhibit 4.5.

(I) Incorporated by reference to Amendment No. 1 to Annual Report on Form 10-K filed April 15, 1994, where it appears as: (i) Exhibit 4.35; (ii) Exhibit
     4.31; (iii) Exhibit 4.32; (iv) Exhibit 4.36; (v)
     Exhibit 4.37; (vi) through (xvix) Exhibit 10.36 through
     Exhibit 10.49.

(J) Incorporated by reference to an Annual Report on Form 10K for the fiscal year ended December 31, 1990, filed April 1, 1991, where it appears as Exhibit
     10.27.

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

(M) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed
     August 14, 1995, where it appears as: (i) through  (vi)
     Exhibits 10.29 through 10.34, respectively.

(b)     Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1995.

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

Date: November 10, 1995