Form 10-K
period 1995-12-31
XCL LTD
filed 1996-04-15
CIK 720676

The following items were the subject
                        of a Form 12b-25 and are included herein:
                                 Items 1 through 14 and Exhibits

               Securities and Exchange Commission
                      Washington, DC  20549

                            FORM 10-K

     [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1995 or

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________________ to __________________

          Commission file number 1-10669
                                 -------

                            XCL Ltd.
                           -----------
     (Exact name of registrant as specified in its charter)

          Delaware                               51-0305643
- -------------------------------              ------------------
(State or other jurisdiction of                I.R.S. Employer
incorporation or organization)                Identification No.)


          110 Rue Jean Lafitte
          Lafayette, Louisiana                       70508
- ----------------------------------------           -----------
(Address of principal executive offices)            (Zip Code)

       (Registrant's telephone number, including area code)
                          318-237-0325

   Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value              American Stock Exchange
- ----------------------------              -----------------------
     Title of each class                  Name on each exchange
                                            on which registered

Securities registered pursuant to Section 12(g) of the Act:
                           None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [x] Yes          [  ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The  aggregate  market value of the voting  stock  held  by
nonaffiliates   of  the  registrant  on  April  10,   1996,   was
approximately $91,848,499.

      264,240,305 shares Common Stock, $.01 par value were outstanding on April 10, 1996.

           DOCUMENTS INCORPORATED BY REFERENCE - None

                        TABLE OF CONTENTS

                             PART I
                                                           Page
Item 1. and Item 2. Business and Properties                  3
General                                                      3
The Zhao Dong Block                                          4
United/XCL Lube Oil Joint Venture                            9
Coalbed Methane Project                                      9
U.S. Exploration and Production Activities                   9
Oil and Gas Reserves                                        10
Production, Sales and Cost Data                             11
Oil and Gas Acreage                                         12
Drilling Activity                                           12
Well Data                                                   13
Other Domestic Properties                                   13
Title to Properties                                         13
Markets                                                     13
Competition.                                                14
Certain Risk Factors Relating to the Company
  and the Oil and Gas Industry                              14
Environmental Matters                                       16
Employees                                                   17
Premises                                                    17
Item 3. Legal Proceedings                                   18
Item 4. Submission of Matters to a Vote of
        Security Holders                                    19

                               PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                21
Item 6.  Selected Financial Data.                           22
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.               23
Item 8.  Financial Statements and Supplemental Data.        30
Item 9.  Changes in and Disagreements on Accounting
         and Financial Disclosure                           67

                             PART III

Item 10.  Directors and Executive Officers of the
          Registrant                                        68
Item 11.  Executive Compensation                            74
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                             84
Item 13. Certain Relationships and Related Transactions     88

                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.                               89
Other Matters                                               91
Signatures                                                  93
Glossary of Terms                                           95


                             PART I
                             ------

Item 1. and Item 2.   Business and Properties.
- ----------------------------------------------

     See the Glossary of Terms attached hereto for definitions of certain commonly used industry terms. The Company operates through several wholly owned subsidiaries. Accordingly, all references herein to the Company or XCL include such subsidiaries.

General
- -------

      XCL Ltd. (the "Company" or "XCL") is engaged principally in the exploration for and the development and production of crude oil and natural gas. Based on the initial success of its first project in The People's Republic of China ("PRC"), an exploration and production joint venture on the Zhao Dong Block in the shallow-water sea area of the Bohai Bay, the Company's growth strategy is to expand its participation in the Chinese energy industry by continuing to explore and develop the Zhao Dong Block and by selectively entering into additional energy related joint ventures. This strategy is the result of the Company's opinion that China (i) has extensive undeveloped energy resources, (ii) is experiencing and will continue for the foreseeable future to experience high growth in demand for energy and (iii) has a policy of encouraging foreign participation in the development of its energy resources. The Company believes, as evidenced by its own experience in China, that Chinese policy offers opportunity for participation by independent oil and gas companies in the development of the Chinese energy business. Additionally, the Company believes, because of its early success in China, that it has an excellent relationship with the Chinese authorities in charge of the development of China's energy resources and that the Company can, therefore, be competitive in China. See "The Zhao Dong Block" commencing at page 4 for a description in greater detail of the Company's business and its interest in the Zhao Dong Block.

      As part of the Company's objective of expanding its involvement in the Chinese energy business and developing its relationships with the Chinese authorities responsible for the development of China's energy resources, on July 17, 1995, it signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and southeast Asian markets. See "United/XCL Lube Oil Joint Venture" on page 9. In order to further its objectives, the Company on December 14, 1995, signed a Memorandum of Understanding with the China National Administration of Coal Geology ("CNACG"), pursuant to which the parties have commenced cooperation for the exploration and development of coalbed methane in two areas in China. See "Coalbed Methane Project" on page 9.

      The Company has been approached by several U.S. and foreign companies seeking joint venture arrangements with respect to the lube oil, coalbed methane and additional future China business opportunities. Discussions have commenced, with the Company's objective being to obtain funding for its overhead and capital requirements in return for providing these companies with access to existing and future China business opportunities.

      Historically, the Company operated primarily in the Gulf Coast area of the United States. The Company has made a strategic decision to dispose of all its domestic oil and gas properties. The Company's producing oil and gas interests are located onshore in the Berry R. Cox Field gas producing area, including the Berry R. Cox, Dan A. Hughes, North Aviator's and South Aviator's Fields (collectively, the "Cox Field") and the Mestena Grande and West Coyote Fields (collectively, the "Mestena Grande Field"), both in south Texas. The Company sold the Mestena Grande Field on January 2, 1996, effective September 1, 1995. On March 28, 1996, the Company sold the Gonzales Gas Unit, a portion of the Cox Field, to Tesoro E&P Company, L.P. The Company anticipates continued sales of interests in the Cox Field and its other properties.

      XCL  Ltd.,  formerly The Exploration Company of  Louisiana,
Inc., is the successor to a Louisiana corporation of the same name which was incorporated in 1981.

The Zhao Dong Block
- -------------------

   Geology and Geophysics

     The Zhao Dong Block extends from the shoreline of the Dagang Oil Field on Bohai Bay to water depths of approximately 5 meters and encompasses approximately 197 square kilometers (approximately 48,677 gross acres). The Company believes that a portion of the Zhao Dong Block represents the seaward extension of the Dagang oil field complex. According to information provided by Chinese sources, the Dagang oil field complex is one of China's largest oil fields, with cumulative production in excess of 650 million barrels of oil.

      The geology of Bohai Bay is similar in many respects to the U.S. Gulf Coast, with Tertiary formations contributing a major portion of the production. The sediments in Bohai Bay are, however, non-marine and oil prone as opposed to open marine and gas and condensate prone sediments found in the U.S. Gulf Coast. Interpretation of seismic and subsurface data appears to indicate the presence of a thick, structured sedimentary section in the contract area with the possibility of excellent source rock indicated by its close proximity to producing fields. The Company has reprocessed approximately 850 kilometers (528 miles) of existing two dimensional seismic data on and adjacent to the Zhao Dong Block and has acquired an additional 521 kilometers (324 miles) of seismic data to assist it in determining the location of wells to be drilled.

   Drilling Results and Development Plans

      In June 1994, the Company announced the successful testing of the first exploration well in the northeastern portion of the Zhao Dong Block. The Zhao Dong "C-1" exploration well tested on pump at a combined total rate of 2,160 barrels of oil per day from the perforated intervals between 1,304 and 1,360 meters (4,277 to 4,461 feet). The Zhao Dong "C-2" appraisal well was similarly tested in November 1994, at a rate of 3,640 barrels of oil per day from perforated intervals between 1,301 and 1,366 meters (4,267 to 4,480 feet). In April 1995, the Company drilled the "C-2-2" appraisal well on the Zhao Dong Block to test the northern limit of the "C" area field. This well encountered intervals which were productive in the "C-2" well but below the oil/water contact. As a result, the "C-2-2" was plugged and temporarily abandoned. In July 1995, the "D-1" exploration well was successfully tested at 1,109 barrels of oil per day from an interval between the depths of 1,276 and 1,282 meters (4,185 to 4,205 feet). This is the same age formation which produces in the "C" area. In September 1995, the "C-3" appraisal well was successfully tested at 5,830 barrels of oil per day from intervals between 1,132 to 1,966 meters (3,713 to 6,448 feet). Oil was produced from both zones found productive in the "C-1" and "C-2" wells as well as from five additional zones. Tests on several intervals were limited by equipment capacity.

      Development plans for the area surrounding these four successful wells are currently being formulated by a joint team comprised of personnel from the Company, Apache China Corporation LDC ("Apache") and CNODC. Development of the "C" area will proceed with the drilling of additional wells to be followed by the installation of production facilities. Production is anticipated to commence during 1997.

     A minimum of one exploration well and one appraisal well are planned for 1996. One additional exploration well and one additional appraisal well will most likely be drilled during 1996, based on drilling results. The first exploration well, designated the "F-1," will be spudded during June 1996, and will be located on a seismic high between the "C-3" well and the shoreline. The well will be drilled from onshore, adjacent to the Yang Er Zhuang Field, which will provide for production to be transported immediately to market through existing pipelines. The costs to drill the "F-1" well, as well as the second exploration well, will be paid for by Apache. In June the plan is to drill the "D-2" appraisal well, a confirmation of the successful "D-1" exploration well. The Company's share of the capital expenditures for the "D-2" well are estimated to be $1.5 million in drilling costs and $.6 million in testing costs. (See
Item   7.  Management's  Discussion  and  Analysis  of  Financial
Condition  and  Results  of Operations -  Liquidity  and  Capital
Resources.)

   Production Sharing Agreement Summary

       The Company acquired the rights to the exploration, development and production of the Zhao Dong Block by executing a Production Sharing Agreement with CNODC in February 1993. Under the terms of the Production Sharing Agreement, the Company and Apache are responsible for all exploration costs. If a commercial discovery is made, and if CNODC exercises its option to participate in the development of the field, all development and operating costs and related oil and gas production will be shared up to 51 percent by CNODC and the remainder by the Company and Apache.

      In March 1994, the Company farmed out a one-third interest in its contract rights for the Zhao Dong Block to Apache. To further reduce the Company's exploration capital requirements and accelerate the development of the Zhao Dong Block, the Company signed an agreement on May 10, 1995, with Apache (approved by Chinese authorities on August 10, 1995) pursuant to which Apache became obligated to pay 100 percent of the costs to drill and test two wildcat wells and one appraisal well on the Zhao Dong Block, with a requirement to pay for a third wildcat well, if Apache elected to participate in the second phase of the Production Sharing Agreement. In January 1996, Apache so elected and therefore will pay the drilling and testing costs of a third wildcat well. The amounts advanced by Apache are recoverable from revenues generated from Zhao Dong Block production. Future expenditures beyond those described above will be borne 50 percent each by the Company and Apache. Pursuant to this agreement Apache also purchased an additional 16.67 percent interest in the foreign contractor's share of the oil and gas reserves  of  the "C" Field.  Payment for this purchase  will  be computed and made to the Company from time to time as each segment of the field is placed on production in order to insure that the Company will receive the full market value of the 16.67 percent interest. In consideration of the above described payments, Apache assumed operatorship of the Zhao Dong Block and increased its interest in the Zhao Dong Block from 33.33 percent to 50 percent of the foreign contractor's share of the Zhao Dong Block.

     The Production Sharing Agreement includes the following additional principal terms:

     o    The  Production  Sharing Agreement is basically  divided
          into   three  periods:  the  Exploration  period,   the
          Development period and the Production period. Work to be performed and expenditures to be incurred during the Exploration period, which consists of three phases
          totaling  seven  years  from  May  1,  1993,  are   the
          exclusive responsibility of the Contractor (the Company and Apache as a group). The Contractor's obligations in the three exploration phases are as follows:

          1. During the first three years, the Contractor is required to drill three wildcat wells, perform seismic data acquisition and processing and expend a minimum of $6 million (The Contractor has drilled two wildcat wells, satisfied the seismic acquisition and minimum expenditure requirements
               and   has  received  an  extension  allowing   the
               drilling of the third wildcat well during the first year of the second exploration phase.);

          2. During the next two years, the Contractor is required to drill two wildcat wells, perform seismic data acquisition and processing and expend a minimum of $4 million (The Contractor has elected to proceed with the second phase of the
               Contract.     The    seismic   data    acquisition
               requirement   for  the  second  phase   has   been
               satisfied.);

          3. During the last two years, the Contractor is required to drill two wildcat wells and expend a minimum of $4 million; and

          4.   Work  performed  and expenditures incurred  in  any
               exploration   phase  in  excess  of  the   minimum
               requirements  for  such  phase  will  be  credited
               against   the   minimum   work   and   expenditure
               requirements for the next phase.

     o    The  Development period for any field discovered  during
          the  Exploration  period  commences  on  the  date   of
          approval  by  the Ministry of Energy of the development
          plan  for  an  oil  and/or gas field.   The  Production
          period of any oil and/or gas field in the area covered by the Production Sharing Agreement (the "Contract Area") shall be a period of 15 consecutive years (each of 12 months) commencing, for each field, on the date of commencement of commercial production as determined under the Agreement. Prior to the commencement of the Production period, during the Development period, oil and gas may be produced and sold during a long term testing period.

     o After each of the first two phases of the Exploration period, two segments of the Contract Area (after deducting areas in which development and production activities are being undertaken) must be relinquished. The first relinquishment which was to occur on May 1, 1996, has been extended for one year. Segments on which
          no   wildcat   wells   have  been  drilled   shall   be
          relinquished first. At the end of the last phase of the Exploration period, the remaining portions of the
          Contract   Area   (except  for  any   development   and
          production areas) must be relinquished.

     o The Production Sharing Agreement may be terminated by the Contractor at the end of each phase of the Exploration period, without further obligation.

     o While the Production Sharing Agreement requires the Contractor to pay all exploration costs, CNODC has the option to participate for up to a 51 percent interest in the Development and Production periods, paying its corresponding share of development and operating costs and receiving the same percentage of oil and gas production, subject to royalty payments, cost recovery and other adjustments as set forth below.

     o Operating costs for any given calendar year for an oil and/or gas field shall be recovered by the parties in kind out of production from the field during such year. Unrecovered costs are carried forward to the next calendar year. Exploration costs in any area in the Contract Area shall be recovered by the Contractor, in kind, out of production from any field in the Contract Area and development costs for any field, plus interest at nine percent, shall, after recoupment of exploration costs, be recovered in kind out of the production from such field.

     o Annual gross production ("AGP") of each oil and gas field in the Contract Area determined separately shall be allocated in the following sequence and proportions:

          1. 5 percent of AGP shall be used to pay the Chinese taxes.

          2. Determined on a field by field basis, the Chinese government shall receive a sliding scale royalty calculated as follows (as amended by the Ministry of Finance and State Taxation Bureaus effective January 1, 1995):

               Metric Tons of Annual
               Crude Oil Production (1)             Royalty Rate
               ------------------------             -------------

               Less than or equal to 1,000,000            Exempt
               1,000,000 to 1,500,000                         4%
               1,500,000 to 2,000,000                         6%
               2,000,000 to 3,000,000                         8%
               3,000,000 to 4,000,000                        10%
               Over 4,000,000                              12.5%
          ---------------
          (1) One metric ton is roughly equivalent to seven barrels of crude oil.

          3. 60 percent of AGP shall be deemed "cost recovery oil" and shall be used to recover costs incurred
               by   the  parties,  first  for  the  recovery   of
               operating costs, and then for the recovery of exploration and development costs, in that order. Such cost recovery oil is not subject to the royalty due the Chinese government.

          4.   The   remaining  amount  of  AGP  shall  be  deemed
               "remainder oil" and shall be further divided into "allocable remainder oil" and "Chinese share oil." "Allocable remainder oil" is calculated based upon a sliding scale formula relating to the amount of production, and is shared by the parties in proportion to their respective interests. All oil remaining after the above allocations are effected is designated "Chinese share oil" and shall be allocated to CNODC or other Chinese government designee.

     o    Apache  is  now the operator for all operations  in  the
          Contract  Area  during  the  Exploration  period.   The
          Production Sharing Agreement is administered by a joint management committee comprised of an equal number of
          representatives  designated  by  the  Contractor   (the
          Company  and  Apache as a group) and  CNODC.   Disputes
          must first be resolved through negotiation and then through arbitration. If the parties agree, arbitration will be conducted by the China International Economic and Trade Commission in accordance with its provisional rules. In the event the parties fail to agree on such arbitration, the dispute shall be arbitrated before a panel of three arbitrators, one each appointed by each of the parties and the third appointed by the two arbitrators so designated (or failing such appointment, by the Arbitration Institute of the Stockholm Chamber of Commerce, Sweden). The arbitration panel shall conduct the arbitration in accordance with the rules of the United Nations Commission on International Trade Law of 1976 (subject to the rules expressly provided in the Contract). Any award shall be final and binding on the parties.

     o The Production Sharing Agreement is governed by Chinese law.

United/XCL Lube Oil Joint Venture
- ---------------------------------

      On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and southeast Asian markets. The joint venture will have a 30 year life unless extended. The registered capital of the joint venture is $4.9 million, with the Company to contribute $2.4 million for its 49 percent interest, of which $600,000 has been paid. The Chinese side will contribute an existing lubricating oil blending plant in Langfang, China, with a China government appraised value of $2.5 million as its investment for fifty-one percent of the stock. The registration of the joint venture was approved by Chinese authorities on December 20, 1995, and a business license was issued. The Company's remaining obligation of $1.8 million will be satisfied by a series of payments the first of which is due May 1, 1996, in the amount of $550,000 and the balance as necessary to complete the modernization of the plant. In a letter of intent executed contemporaneously with the contract, the parties have agreed to consider the feasibility of (i) constructing a second lubricating oil blending plant at a port facility near Tianjin, China, (ii) contributing to the joint venture a second existing plant in southwest China and (iii) other projects, including constructing oil terminals on the north and south coasts of China and engaging in upgrading certain existing refineries within China. The Company expects to fund its share of payments by bringing in a joint venture partner.

Coalbed Methane Project
- -----------------------

      On March 31, 1995, the Company signed an agreement with the CNACG, pursuant to which the parties will commence cooperation for the exploration and development of coalbed methane in two areas in China. During the study period contemplated by the agreement, the Company will evaluate the properties, after which the parties are expected to enter into a comprehensive agreement, which may provide the basis for coalbed methane development in other areas of China. Costs of the project are not expected to be significant during the next twelve months. On December 14, 1995, the Company signed a Memo of Understanding with CNACG to develop a contract for exploration, development and utilization of coalbed methane in the two areas.

U.S. Exploration and Production Activities
- ------------------------------------------

      The Company has decided to dispose of its U.S. oil and gas properties to focus its activities in China. Management is seeking a buyer(s) for its remaining U.S. producing property, the Cox Field, or exploring the possibility of contributing the property to a joint venture for development. Information has been made available to several potential purchasers, and the Company has retained Internationale Nederlanden (U.S.) Securities Corporation to assist in evaluating offers as received. On January 2, 1996, the Company sold its interest in the Mestena Grande Field and on March 28, 1996, the Company sold the 526-acre Gonzales Gas Unit at the Cox Field.

   The Cox Field

      The Cox Field, initially discovered in 1986, is located in Webb, Zapata and Jim Hogg Counties, Texas. Present production is associated with numerous deltaic sands of Wilcox age which were expanded across a large growth fault system, resulting in a large rollover anticline. Numerous large fields occur in similar settings along this trend in south Texas.

      On March 28, 1996, the Company sold to Tesoro E&P Company, L.P. its 68 percent working interest in the Gonzales Gas Unit at the northwest corner of the Cox Field, effective February 1, 1996. After giving effect to the sale of the Gonzales Gas Unit, the Company currently participates in 12 productive wells (8.3 net wells) within the field. The Company has an average working interest of approximately 69 percent in the 2,435-acre (which is equivalent to 1,390 net acres) productive area, and working interests ranging from 50 percent to 100 percent in an additional 2,489 acres (1,517 net acres) on the flanks of the producing field area.

   Mestena Grande Field

      Until it was sold on January 2, 1996, the Company had an interest in the Mestena Grande Field, located in Jim Hogg County, Texas, which is an elongate, north-south trending faulted anticline which produces primarily from the Eocene Queen City Sand interval. The Company's working interests ranged from approximately 7 percent to 33 percent in 11,567 gross acres (1,586 net acres) and in 27 productive wells (3.84 net wells) within the field. The sale was effective as of September 1, 1995.

Oil and Gas Reserves
- --------------------

      The Company's remaining domestic oil and gas properties are now classified as assets held for sale. Properties with respect to the Company's investment in China are unevaluated, accordingly conclusive reserve estimates have not yet been determined.

Production, Sales and Cost Data
- -------------------------------

     The following table sets forth certain information regarding the production volumes, revenues, average prices received and average production costs associated with the Company's sale of oil and gas for the periods indicated.

                                      Year Ended December 31,
                                      -----------------------
                                      1995     1994     1993
                                      ----     ----     ----
Net Production: (a)
   Gas (MMcf)                         1,474    2,219    4,261
   Oil (MBbl)                            19       32       20
   Gas equivalent (MMcfe)             1,588    2,414    4,381

Oil and gas sales ($ in 000's)(b)
   Gas                              $ 1,953  $ 3,664  $ 7,648
   Oil and other                        527      672      851
                                     ------   ------    -----
       Total oil and gas sales      $ 2,480  $ 4,336  $ 8,499

Average sales price:
   Gas ($ per Mcf)                     1.33     1.65     1.79
   Oil ($ per Bbl)                    19.58    15.76    16.73
   Gas equivalent ($ per Mcfe)         1.56     1.80     1.94

Oil and gas costs ($ per Mcfe):
   Production expenses and taxes       0.71     0.70     0.69
  Depreciation, depletion and
   amortization of oil and gas
        properties                     1.23     1.25     1.27
- -----------
(a)  Excludes gas consumed in operations.
(b) Includes plant products recovered from treating and processing operations.

      The following table shows the 1995 production of oil and natural gas liquids and natural gas by major fields. All of the Company's net gas production was attributable to the Cox and Mestena Grande Fields.

                                1995 Net Production
                                -------------------
                                 (MBbls)      (Mmcf)
                                 -------       ------
Field                          Oil     %     Gas      %
- -----                          ---     --    ---     ---
Cox Field                       --     --    1,250   84.8
Mestena Grande (1)               7    36.8     224   15.2
Other                           12    63.2     --     --
- ----------
(1) This field was sold on January 2, 1996, with an effective date of September 1, 1995.

Oil and Gas Acreage
- -------------------

      The oil and gas acreage in which the Company has leasehold or other contractual interest at December 31, 1995, and which are not classified as assets held for sale are summarized in the following table. "Gross" acres are the total number of acres subject to the Production Sharing Agreement. "Net" acres are gross acres multiplied by the Company's fractional share of the costs of production before CNODC's reversionary interest.

                                      Undeveloped
                                      -----------
                                     Gross     Net
                                     -----     ---

The People's Republic of China      48,677    24,338

Drilling Activity
- -----------------

      The following tables set forth wells drilled by the Company in the periods indicated.

                                 Year Ended December 31,
                                 -----------------------
                         1995          1994          1993
                     -----------   -----------   -----------
United States        Gross   Net   Gross   Net   Gross   Net
- -------------        -----   ---   -----   ---   -----   ---
Exploratory:
    Productive         --    --      2    1.0375   1     .210
    Non-productive     --    --     --      --     --      --
                     ----   ---   ----    ------  ---    ----
         Total         --    --      2    1.0375   1     .210

Development:
   Productive           1    .2      4    1.0731   1     .500
   Non-productive      --    --     --      --     1     .644
                     ----   ---   ----    ------  ---   -----
        Total           1    .2      4    1.0731   2    1.144

                                 Year Ended December 31,
                                 -----------------------
                         1995          1994          1993
                     -----------   -----------   -----------
The People's Republic
 of China            Gross   Net   Gross   Net   Gross   Net
- --------------       -----   ---   -----   ---   -----   ---
Exploratory:
    Productive         2     1.0     2    1.333    --     --
    Non-productive     1      .5    --      --     --     --
                     ---     ---    ---   -----   ----   ----
         Total         3     1.5     2    1.333    --     --

Development:
   Productive         --     --     --      --     --     --
   Non-productive     --     --     --      --     --     --
                     ---    ---     ---   -----   ----   ----
        Total         --     --     --      --     --     --

Well Data
- ---------

      At  December  31,  1995, the Company had  interests  in  13 producing gas wells (8.44 net), which are included in assets held for sale.

Other Domestic Properties
- -------------------------

      The Company presently owns a large tract of fee land referred to as the "Lutcher Moore Tract" totaling approximately 62,500 acres of wetlands along the Mississippi River in Louisiana. This property is classified as an asset held for sale.

      On May 18, 1995, the Company sold its 77.78 percent fee interest in the Phoenix Lake Tract comprised of 11,600 gross acres (6,668 net acres) of marshland in southwest Louisiana for approximately $2.2 million. The Company retained 75 percent of the mineral interest underlying those lands (valued at $1.1 million). The purchase price was comprised of approximately $1.7 million in cash and a $530,000 reduction in obligations owed by the Company to the purchaser. No gain or loss was recognized on the sale. The remaining interest is classified as an investment.

Title to Properties
- -------------------

      The Company believes that title to its properties is generally acceptable in accordance with prevailing standards in the oil and gas industry, subject to exceptions which do not materially detract from the value of such properties. The Company's properties are subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, to liens incident to operating agreements, to liens for current taxes not yet due and other relatively minor encumbrances.

      Substantially all of the Company's producing properties, as well as the stock of its major subsidiaries, have been pledged to collateralize borrowings under its Credit Agreement with Internationale Nederlanden (U.S.) Capital Corporation ("INCC").

     Detailed title examinations have not been made on all of the Company's undeveloped oil and gas leases. As is customary in the oil and gas industry, only a perfunctory title examination is conducted at the time undeveloped properties believed to be suitable for drilling operations are acquired, and therefore, undeveloped properties can be subject to various title defects. Generally, however, prior to the commencement of domestic drilling operations, a thorough title examination is conducted and any significant, known defects remedied before operations are commenced.

Markets
- -------

      Substantially all of the Company's 1995 gas production from the Cox Field was dedicated to MidCon Texas Pipeline Corp. under contracts dated May 1, 1991, as amended effective July 1, 1993.

      With respect to China, under the terms of the Production Sharing Agreement, the Company has both the right and obligation in each calendar quarter to take and separately dispose of its share of oil produced at the Zhao Dong Block. However, the
Company shall not deliver its oil to prohibited destinations, which are those that infringe on the political interests of the PRC. During 1994, the PRC became a net importer of oil, therefore the Company believes it can sell in China, its share of oil produced in China, at world market prices.

Competition
- -----------

      The oil and gas industry is competitive in all phases, both domestic and internationally. In pursuing its growth strategy of expanding its participation in the Chinese energy industry, the Company is in competition with the "major" integrated oil companies, national oil companies and other independent oil companies. Although many of these competitors have financial resources greater than those of the Company, management believes that the Company is positioned to compete effectively.

Certain Risk Factors Relating to the Company and the Oil and Gas
- -----------------------------------------------------------------
Industry
- --------

   General Industry Risks

      The Company's business is affected by the general risks associated with the oil and gas industry. The availability of a ready market for oil and gas purchased, sold and produced by the Company depends upon numerous factors beyond its control, the exact effects of which cannot be accurately predicted. Generally, these factors include, among other things, the level of production and economic activity, the availability of oil and gas supplies, action taken by oil-producing nations, the availability of transportation capacity, the availability and marketing of other competitive fuels, fluctuating and seasonal demand for oil, gas and refined products and the extent of governmental regulation and taxation (under both present and future legislation) of the production, refining, transportation, pricing, use and allocation of oil, natural gas, refined products and substitute fuels. Accordingly, in view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined products, it is not possible to predict accurately either the prices or marketability of oil and gas produced from any property in which the Company has or may acquire an interest.

   General Exploration and Production Risks

     The Company's oil and gas drilling and production activities involve a high degree of risk. The ratio of dry holes to commercially productive oil and gas wells is high for the industry as a whole. Hazards, such as formations with unusual pressures, or other unforeseen conditions are sometimes encountered in drilling wells which could result in loss of a well and in substantial liabilities or injuries to other persons or property. In addition, the Company may encounter delays due to adverse weather conditions and difficulties in securing supplies, drilling and production equipment and access to trained personnel. The Company seeks to minimize the risks of damage to the environment, property and persons present in its drilling operations and obtains insurance coverage which it believes prudent.

  Additional Financing Required

       Considering the Company's working capital deficit, outstanding indebtedness and the capital commitments associated with its business activities in the PRC, the Company projects that it will require substantial additional capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements.

   Foreign Operations

      The Company's activities on the Zhao Dong Block are subject to regulation under Chinese Law by the Ministry of Foreign Trade and Economic Cooperation ("MOFTEC") and CNODC. Such regulation covers a wide variety of matters comparable in scope to the type of regulations the Company faces in its domestic operations, including, without limitation, the drilling of wells, allowable rates of production, prevention of waste and pollution, protection of the environment, labor regulations and worker safety. In addition, the Company's activities may be exposed to the political and economic risks of operating in a foreign country including loss of revenues, property and equipment from such hazards as expropriation, nationalization, insurrection and other political risks; risks of increases in taxes and governmental royalties; renegotiation of contracts with governmental entities; as well as changes in laws and policies governing operations of foreign based companies. Other risks inherent in foreign operations include the possibility of realizing economic currency exchange losses when transactions are completed in currencies other than United States dollars and the Company's inability to freely repatriate earnings under changes in exchange control laws. To date, the Company's Chinese operations have not been materially affected by these risks.

   Developments in Relations between the PRC and the United States

      As has recently been reported in the press, relations between the PRC and the Republic of China on Taiwan have deteriorated prompting the United States government to publicly criticize the PRC. In addition, the U.S. government has also criticized the PRC's failure to protect intellectual property rights, its record with respect to human rights matters and certain exports of military technology, among other matters. While the Company is unable to predict whether these political developments will escalate tensions to the point that the Company's Chinese operations may become adversely affected, the Company maintains excellent relations with Chinese governmental authorities in charge of the development of China's energy resources and current indications are that neither the PRC nor the U.S. Administration is desirous of impairing U.S.-PRC commercial relations.

  Concentration of Operations

     The Company's oil and gas activities are concentrated in the Zhao Dong Block. Because of this concentration, any event which increases costs, limits production, or limits deliverability of oil or natural gas would impact the Company more adversely than if the Company were more geographically diversified.

  Uncertainty of Estimates of Reserves and Future Net Revenues

      There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond the control of the Company. Estimates of proved undeveloped reserves are by their nature less certain. These estimates are based on various assumptions, including those prescribed by the Securities and Exchange Commission ("SEC"). Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, geologic success and quantities of recoverable oil and gas reserves may vary substantially from those assumed in an estimate, and could materially affect the estimated quantity and value of reserves. In addition, the Company's reserves may be subject to downward or upward revision based upon production history, purchases or sales of properties, results of future development, prevailing oil and gas prices and other factors.

   Reserve Value Ceiling Test

      Under the SEC's full cost accounting rules, the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under such rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties as adjusted for related tax effects and deferred tax reserves. Application of this rule generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. If a write-down is required, the charge to earnings does not impact cash flow from operating activities. As unproved properties become evaluated, their costs will be reclassified to proved and evaluated properties, and any associated future revenue will be included in the calculation of the present value of the Company's proved reserves. Costs in excess of the present value of added reserves, or any material reductions in the net future revenues from oil and gas reserves resulting from such factors as lower prices or downward revisions in estimates of reserve quantities, causes a charge for a full cost ceiling impairment, absent offsetting improvements.

Environmental Matters
- ---------------------

      The Company is subject to existing federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company believes that its U.S. oil and gas properties, which are held for sale, are in general compliance with applicable environmental regulations. Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and the Company anticipates that there will be continuing changes. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase. The Company will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly in order to remain in compliance with changing environmental laws and regulations minimizing costs of such compliance.

      The Company is and will be required to comply with environmental laws in China which at this time are significantly less stringent than U.S. laws.

Employees
- ---------

      The Company currently employs a total of 31 people (including executive officers). None of the employees of the
Company  or  its  affiliates  have employment  contracts  or  are represented by collective bargaining agreements. The Company considers its relationship with employees to be satisfactory.

Premises
- --------

      The Company owns a two-story office building located at 110 Rue Jean Lafitte, Lafayette, Louisiana. The building contains approximately 19,000 square feet of gross space and was constructed in 1981 on approximately one acre of land. The building is wholly occupied by employees of the Company.

      The building was originally purchased in 1988 from a partnership comprised of Messrs. Marsden W. Miller, Jr. and John
T. Chandler, officers and directors of the Company, at its appraised value of $1.2 million through the assumption, and payment of a portion of, the underlying mortgages in the aggregate amount of $1.2 million. The holder of the first mortgage refused, however, to release Mr. Miller from his personal guarantee of the mortgage. The Company and Mr. Miller have agreed that $178,500 of the security deposit previously paid by the Company when it was a tenant, will remain outstanding until the Company secures release of such guarantee. This amount (approximately one year's rent) was reduced during 1989 to $151,000 as a result of subsequent adjustments. From 1993 to 1995, the Company accrued interest of approximately $14,000 per year on the outstanding amount, resulting in a balance of $261,000 at year-end 1995. The outstanding balance of the underlying mortgage as of December 31, 1995 was $674,000.

Item 3.  Legal Proceedings.
- ---------------------------

      In October 1991, lessors under two leases dated July 20, 1982, and February 1, 1985, which were subsequently pooled to form the R. Gonzalez No. 1 Gas Unit covering 526 acres in the Berry R. Cox Field, filed suit against the Company and others who hold or previously held working interests in the Gas Unit in an action entitled The Elia G. Gonzalez Mineral Trust, et al. v. Edwin L. Cox, et al. (341st Judicial District, Webb County, Texas, Docket No. C-91-747-D3). The suit alleged non-performance under certain express and implied terms of the leases, including an allegation that the defendants failed to protect the leases against drainage from wells on adjacent tracts and failed to properly pay royalties, and seeking an accounting of revenues and expenses, damages and attorney's fees. The Court ordered that the parties subject the dispute to non-binding mediation. As a result of the mediation, the parties agreed to an amount for a settlement payment and to the terms of a settlement agreement dispensing with all issues and dismissing the suit. The Company's share of the settlement payment amounted to $750,000. The parties executed and consummated the settlement on December 31, 1993.

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

      During December 1993, the Company and two of its wholly-owned subsidiaries, XCL-Texas, Inc. and XCL Acquisitions, Inc. were sued in separate law suits entitled Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. Exploration Company of Louisiana, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-
5449); Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. XCL-Texas, Incorporated (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5450); and Ralph Slaughter, Secretary of Department of Revenue and Taxation, State of Louisiana vs. XCL Acquisitions, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5337) by the Louisiana Department of Revenue for Louisiana State corporate franchise and income taxes. The claims relate to assessments for the 1987 through 1991 fiscal years. The aggregate amount of the assessments, including penalties and interest, is approximately $2.25 million. The Company believes that these assessments have been adequately provided for in the consolidated financial statements. The lawsuits are all in their initial stages. The Company has filed answers to each of these suits and intends to defend them vigorously. The Company believes that it has meritorious defenses and has instructed its counsel to contest these claims.

      During April 1994, the Company was sued in an action entitled Kathy M. McIlhenny vs. The Exploration Company of
Louisiana, Inc. (15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 941845). Kathy McIlhenny, former wife of a director of the Company, has asserted a claim in the aggregate amount of approximately $500,000 in respect of compensation for certain services alleged to have been performed on behalf of the Company and under an alleged verbal employment agreement and, by amendment, asserted a claim for payments arising from purported rights to mineral interests. The Company believes that all such claims are without merit and rejects the existence of any such alleged agreement.

       On December 1, 1995, the Company submitted certain accounting disputes to arbitration arising from Apache's operations at the Zhao Dong Block. In the initial submission, the Company disputed certain amounts charged to the Company by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls. Amounts involved in later months joint interest billings and cash calls were subsequently added to the submission. As of March 4, 1996, the total amount in dispute and claimed by Apache to be owed by the Company was $1.78 million. The Company believes that these charges have been fully provided for in the consolidated financial statements.

      Other than disclosed above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

Item 4.      Submission of Matters to a Vote of Security Holders.
- -----------------------------------------------------------------

     By a Circular dated September 8, 1995, the Company solicited the written consent of the holders of the Company's Series A Preferred Stock for approval to amend the terms of such preferred stock by eliminating the provision therein prohibiting the Company from participating in business opportunities associated with downstream activities, such as petroleum refining and retailing of refined products. The consent of two-thirds of the issued and outstanding shares of Series A Preferred Stock held of record on August 18, 1995 was required for approval. A total of 449,381 votes were cast as follows with respect to the amendment to eliminate Paragraph 11(a)(i) from the Certificate of Designation and to renumber the remaining paragraphs:

     Consenting:          404,381
     Non-Consenting:       45,000

      By a Circular dated January 31, 1996, the Company solicited the written consent of the holders of the Company's Series A Preferred Stock for approval to an amendment to the terms thereof, to allow the December 31, 1995, and subsequent semi-annual dividend payments to be made in additional shares of Series A Preferred Stock. To provide a sufficient number of shares to make "in kind" dividend payments, the Board of Directors authorized a 250,000 share increase in the number of shares of preferred stock designated as Series A Preferred Stock. The consent of two-thirds of the issued and outstanding shares of Series A Preferred Stock held of record on December 29, 1995, was required for approval. A total of 485,662 votes were cast as follows with respect to the amendment:

     Consenting:          485,662
     Non-Consenting:        --

     No matters were submitted to a vote of holders of the Common
Stock during the fourth quarter of the fiscal year covered by this report.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related
- ----------------------------------------------------------
Stockholder Matters
- -------------------

Market Price for Common Stock
- -----------------------------

      The following table shows the range of closing bid prices, as reported by the American Stock Exchange for the Company's Common Stock for each quarter during 1994 and 1995. The Company's Common Stock commenced trading on the American Stock Exchange ("AMEX") in December 1990, under the symbol "XCL." The Company's Common Stock also trades on The London Stock Exchange Limited ("London Stock Exchange").

                             Common Stock Price Per Share
                             ----------------------------
                                1995              1994
                           -------------      -------------
                           High      Low      High      Low
                           ----      ---      ----       ---
First Quarter             $1.06     $0.50     $1.25     $0.44
Second Quarter            $1.06     $0.50     $1.81     $1.00
Third Quarter             $0.88     $0.56     $1.50     $0.88
Fourth Quarter            $0.63     $0.31     $1.38     $0.63

      On  April  10,  1996, the closing price for  the  Company's
Common Stock on the AMEX was $.3125.

      As  of April 10, 1996, the Company had approximately  3,712 shareholders of record with respect to its Common Stock.

      As  of April 10, 1996, there were reserved an aggregate  of
(i) 14,875,334 shares of Common Stock subject to outstanding options; (ii) 12,584,124 shares issuable upon conversion of the Company's outstanding Series A Preferred Stock; (iii) 34,848,229 shares issuable upon exercise of the Company's outstanding warrants; (iv) 3,940,244 shares issuable upon redemption of the Company's outstanding Series B Preferred Stock; and (v) 18,036,764 shares issuable in connection with contractual obligations. Under the terms of certain outstanding securities and warrants, which are not respectively convertible or exercisable until after November 30, 1996, the Company is required to reserve a sufficient number of shares of Common Stock to enable such securities to be so converted and exercised.
Currently, the Company has an insufficient number of shares available for reservation and the Company intends to request approval for an increase in the number of authorized shares of Common Stock at its Annual Meeting of Shareholders scheduled to be held in June 1996.

      The Registrar and U.S. Transfer Agent for the Common Stock is Chemical Mellon Shareholder Services, L.L.C. with a mailing address of Overpeck Centre, 85 Challenger Road, Ridgefield Park, New Jersey 07660 (telephone 1-800-851-9677), and the name and address of the Company's U.K. transfer agent is Independent Registrars Group Limited, Bourne House, 34 Beckenham Road, Beckenham, Kent BR3 4TU, England (telephone 181-650-4866).

Dividends on Common Stock
- -------------------------

      The  Company has not paid any cash dividends on its  Common
Stock since inception. The payment of future cash dividends will be dependent on the Company's earnings, financial condition, capital requirements and other factors.

     Under the terms of the Company's Credit Agreement with INCC, the Company is restricted from paying dividends on its Common
Stock (other than with securities) without the consent of the bank.

Item 6.  Selected Financial Data.
- ---------------------------------

      The consolidated financial data for the Company presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 and the Consolidated Financial Statements set forth in Item 8.

        (Expressed in Thousands Except Per Share Amounts)

                                                                Year Ended December 31
                                               -------------------------------------------------------
                                               1995<F1>    1994<F2>    1993<F3>   1992<F4>     1991<F5>
                                               -------     -------     ------      -------     -------
Results of Operations:
     Oil and gas revenues                     $  2,480    $ 4,336      $  8,499     $ 10,551    $ 11,217
     Loss before extraordinary item           $(87,837)   $(34,880)    $(15,197)    $(23,983)   $(23,859)
     Net loss                                 $(87,837)   $(36,622)    $(15,197)    $(23,983)   $(23,859)
     Net loss attributable to common stock    $(92,658)   $(41,529)    $(19,978)    $(29,221)   $(28,897)
     Net loss per common and
       common  equivalent share               $   (.38)   $   (.21)    $   (.17)    $   (.28)   $   (.32)
     Weighted average common shares
       outstanding                             240,707     198,303      118,996      103,543      89,672

Balance Sheet Data:
     Total assets                             $ 72,336    $149,803     $157,377     $148,533    $158,281
     Long-term debt, net                      $ 15,644    $ 41,607<F6> $ 53,965<F6> $ 44,195    $ 44,952
     Total shareholders' equity               $ 16,900    $ 95,200     $ 84,609     $ 87,336    $ 97,846

- ------------

<F1>
     Includes provision for impairment of oil and gas properties of $75.3 million and write-down of other assets and investments of $4.5 million.
<F2>
     Includes provision for impairment of oil and gas properties of $25.9 million and provision for write-down of other assets of $2.2 million and an extraordinary loss of $1.7 million.
<F3>
     Includes  provision for impairment of oil and gas properties of $8 million.
<F4>
     Includes gain on sale of investment of $2.2 million and provision for impairment of oil and gas properties of $22.4 million.
<F5>
     Includes gain on sale of investment of $1.3 million, provision for writedown of investments and other assets of $6.9 million and provision for impairment of oil and gas properties of $14.6 million.
<F6>
     Includes limited recourse debt of an aggregate $731,000 and $3.7 million as of December 31, 1994 and 1993, respectively, owed by the Lutcher Moore Group of subsidiaries.

Item 7.   Management's Discussion and Analysis of Financial
- -----------------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

      The  following discussion and analysis should  be  read  in
conjunction   with   the   accompanying  consolidated   financial
statements, the notes thereto and the unaudited supplemental data included in this Annual Report.

Liquidity and Capital Resources
- -------------------------------

      The Company has incurred recurring net losses and currently has a working capital deficit. The Company anticipates insufficient cash flows from operations to meet its current obligations, including expenditures required for the development of the Company's assets. The Company has been able to meet its financial obligations to date by obtaining funds from sales of equity in the Company, sales of various assets and borrowings from the Company's primary lender. Management believes that it will be able to continue to meet its financial obligations and fund the development of its investments through joint ventures with partners, continued sales of assets and continued sales of equity instruments. However, as of April 15, 1996, the Company did not have sufficient commitments in place to insure that all of the Company's obligations for 1996 could be satisfied. Until alternative sources of funds are obtained, substantial doubt exists regarding the Company's ability to continue as a going concern. Management is presently pursuing several financing arrangements which it believes will provide the necessary funds to satisfy its working capital requirements.

      In 1991, the Company began shifting its focus from oil and gas exploration in the U.S., primarily along the Louisiana and Texas Gulf Coast, to the PRC. This action was taken because management was of the opinion that the opportunities for the discovery of major oil and gas fields were much greater in China than in the United States. The Company obtained its first exploration and production agreement in China in February 1993. This contract was the first such contract entered into by CNPC with a foreign entity, in northern China. This area is the location of a significant portion of China's known oil reserves and production. The Company's first well, drilled in the spring of 1994, was a discovery. The Company has since drilled three more successful wells and one dry hole. Recognizing its success in China, in 1995 the Company decided to dispose of substantially all of its U.S. oil and gas properties and to focus its operations exclusively in China.

      At December 31, 1995, the Company had an operating cash balance of $1.6 million and a working capital deficit of $24.2 million, which includes $5.2 million in limited recourse debt collateralized only by the Lutcher Moore Tract and $25.1 million in bank debt, of which $5.2 million has been repaid through March 1996, from proceeds of property sales. The bank debt is collateralized by the Company's domestic oil and gas properties and the stock of certain subsidiaries. During 1995, the Company's bank agreement was amended to modify certain covenant requirements through September 29, 1995. These covenants were subsequently amended to modify requirements through April 1, 1996, and again amended through September 30, 1996. Should improvements in the Company's financial position not occur, the Company would be in violation of its credit agreement subsequent to October 1, 1996, giving the bank the right to accelerate payment of the debt after applicable grace periods. Further, the borrowing base under this credit agreement is determined, in part, by the value of the Company's domestic proved reserves which  are  applicable to properties classified  in  the  balance sheet as assets held for sale. The next borrowing base determination has been rescheduled for June 30, 1996.

      The Company also has $5.2 million of Limited Recourse debt outstanding which is collateralized by the Lutcher Moore Tract and is due in 1996. Payments of principal and interest of $2.6 million of the Lutcher Moore limited recourse debt are past due. The Company is negotiating with the holders of this debt to defer payments until the Lutcher Moore Tract can be sold. Should the deferral not be obtained the holders have recourse only to the property itself, as the Company is not liable for the debt.

     The Company's Series A Preferred Stock dividend requirements are approximately 2.7 million pounds sterling (U.K.) annually and currently insufficient liquidity exists to continue to pay such amounts. The Company declared the Series A Preferred Stock dividend payable June 30, 1995. A portion of this dividend was paid with shares of Common Stock and aproximately $900,000 remains to be paid in cash. The Company intends to either sell sufficient shares to pay the remaining dividend or offer shares of Common Stock in payment of the dividend. The December 31, 1995 dividend payment on the Series A Preferred Stock has been declared payable in additional shares of Series A Preferred Stock.

      The Company's cash flow forecast (including scheduled debt requirements) for 1996 projects that approximately $22 million ($7.5 million which was available or utilized as of March 31, 1996) of additional working capital will be required to fund operational and development activities. Management's plans to obtain the necessary capital include:

o The sale of domestic oil and gas properties. Two domestic oil and gas properties have been sold through March 31, 1996, providing proceeds of $5.4 million which was used to repay accrued interest and $5.2 million of principal on the Company's bank debt. The Company is currently negotiating the sale of a third lease and expects to complete this sale
     during   the   second   quarter   generating   proceeds   of
     approximately $3.0 million which will also be used to prepay
     principal   on  the  Company's  bank  debt.    Should   this
     transaction be consummated, the Company will have satisfied all of its 1996 scheduled principal payments on its bank debt.

o    The  sale  of  the  Lutcher Moore Tract. The  Company  is  in
     ongoing negotiations for the sale of this property.   Should
     a  sale be completed, $5.4 million of the proceeds would  be
     applied   to  the  limited  recourse  debt  with  additional
     proceeds used to further prepay bank debt and satisfy working capital requirements.

o The sale of corporate securities. On March 8, 1996, the Company sold 34 Units in an offshore transaction with each Unit priced at $15,000. The Company received approximately $400,000 of net proceeds, after deduction of offering costs and expenses. An aggregate of 2,040,000 shares of Common Stock and Warrants to acquire an additional 2,040,000 shares of Common Stock were issued at closing. The Placement Agent has been engaged to place up to an additional 130 Units of Common Stock and Warrants on a best efforts basis at $15,000 per Unit. The offering is scheduled to close on or before April 22, 1996. Upon conclusion of the sale of these Units, the Company will have placed substantially all authorized shares not reserved to fulfill other obligations. However, the Company will seek approval from its shareholders for an increase in its authorized shares of Common Stock at the Annual Shareholders Meeting scheduled to be held in June 1996.

o Negotiating joint venture agreements with potential partners to supply the cash needed to pursue various China-based opportunities. Discussions with several potential partners are in progress.

o The sale or joint venture of its remaining oil and gas properties. The Company is attempting to sell its remaining domestic oil and gas properties. If a satisfactory sale transaction cannot be negotiated the Company will consider a contribution of these properties to a joint venture for
     further   development  in  exchange  for  a  joint   venture
     partner's   contribution   of  all   required   monies   for
     development costs. The Company's share of revenues from such a venture would be applied to reduce its bank debt.

      In order to reduce the Company's capital requirements for development of the Zhao Dong Block, in 1995, the Company entered into an agreement with Apache, pursuant to which Apache became obligated to pay 100 percent of the costs to drill and test three wildcat wells and one appraisal well. The amounts advanced by Apache are recoverable from revenues generated from Zhao Dong Block production. Future expenditures beyond those described above will be borne 50 percent each by the Company and Apache. Pursuant to this agreement Apache also purchased an additional
16.67 percent interest in the foreign contractor's share of the oil and gas reserves of the "C" Field. Payment for this purchase will be made as each segment of the field is placed on production in order to insure that the Company will receive the full market value of the 16.67 percent interest. In consideration for the above described payments, Apache has assumed operatorship and increased its interest in the Zhao Dong Block from 33.33 percent to 50 percent. The Company estimates that Apache will pay for all but approximately $8 million of its exploration expenditures related to the Zhao Dong Block during the next twelve months.

      Apache, as operator of the Zhao Dong Block, submitted on April 11, 1996, an overall plan for the "C" Field development. The Company expects to finance its share of development costs primarily through project debt financing. Discussions have been held with several international banks to secure such funding. Alternatives available to the Company to obtain development funds include joint venturing the development with another oil company or financial group.

      During 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacture, distribution and marketing of lubricating oil in China and southeast Asian markets. The Company has contributed $600,000 and has a remaining obligation of $1.8 million which will be satisfied by a series of payments the first of which is due May 1, 1996, in the amount of $550,000 and the balance as necessary to complete the modernization of the plant. Also during 1995, the Company signed an agreement with the CNACG, pursuant to which the parties will commence cooperation for the exploration and development of coalbed methane in two areas in China. Costs of this project are not expected to be significant during the next twelve months. The Company has been approached by several U.S. and foreign companies seeking partnership arrangements with respect to these ventures. Discussions are in the process with several potential and capable partners to pursue the available opportunities.

       Long term liquidity is dependent on the Company's commencement of production in China and continued access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of INCC and holders of the Company's Subordinated Debt and Preferred Stock.

Other General Considerations
- ----------------------------

      The Company believes that inflation has had no material impact on the Company's sales, revenues or income during the reporting periods. Drilling costs and costs of other related services during the relevant periods have remained stable.

      The Company is subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Although management believes that such operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities will not be incurred. See "Environmental Matters."

New Accounting Pronouncement
- ----------------------------

      In April 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121 "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This standard describes circumstances which may result in assets being impaired and provides criteria for recognition and measurement of asset impairment. The Company does not believe the implementation of this statement will have a material impact on the financial position, results of operations or cash flows of the Company.

      In  October  1995,  the  FASB  issued  Statement  No.  123,
"Accounting for Stock-Based Compensation" (SFAS 123). This statement is effective for transactions that are entered into in fiscal years beginning after December 15, 1995. SFAS 123 establishes a fair value-based method of accounting for employee stock options. This method provides for compensation cost to be charged to results of operations at the grant date. However, the statement allows companies to continue to follow the accounting treatment prescribed by Accounting Principles Board Opinion No.
25. Opinion 25 generally requires compensation cost to be recognized only for the excess of the quoted market price at the grant date over the price that an employee must pay to acquire the stock. Companies electing to continue with Opinion 25 must make disclosure of net income as if SFAS 123 had been adopted. The Company has not yet determined the method of accounting that it will follow for stock options. However, it does not expect that adoption of the requirements of SFAS 123 would have a material impact on the financial position, results of operations or cash flows.

Results of Operations
- ---------------------

   1995 compared to 1994

      The Company reported a net loss for 1995 of $87.8 million before preferred dividends of $4.8 million or a total of $.38 per share compared to a net loss for 1994 of $36.6 million before preferred dividends of $4.9 million or $.21 per share. The net loss  for  1995 includes a $75.3 million noncash charge  for  the provision of impairment of domestic oil and gas properties. The carrying amounts of the Company's properties in Texas were written down by $16.5 million during 1995, in order to comply with the ceiling limitation prescribed by the Securities and Exchange Commission ("SEC") principally due to downward revisions in estimated reserves in the second quarter and reduced present values of reserves attributable to delays in scheduled development drilling in the third quarter. During the fourth quarter, to reflect the expected results of its announced program to divest itself of its U.S. oil and gas properties in order to focus its activities in the PRC, the Company recorded an additional $58.8 million noncash write-down to reduce the recorded value of its domestic oil and gas properties to their estimated fair market value. The loss in 1995 also reflects the effects of a $4.5 million write-down of the Company's other assets and investments.

      The net loss for 1994 includes a $25.9 million noncash charge for the provision for impairment of oil and gas properties as a result of the ceiling limitation.

      Earnings in 1994 also reflect the effects of a $1.7 million valuation reserve for the Lutcher Moore Tract which is one of the Company's assets held for sale. Additionally, the Company incurred an extraordinary charge of $1.7 million for the write-off of the deferred financing costs relating to a credit facility which was retired during the year.

      Earnings per common share are based on the weighted average number of shares of common and common equivalent shares outstanding for 1995 of 240,707,015 compared to 198,303,412 for 1994. The increase in the weighted average number of common and common equivalent shares outstanding for 1995 primarily related to the sale of approximately 7 million shares of Common Stock in a Regulation S unit offering in December 1995, approximately 3 million units in a private placement concluded in September 1995, approximately 4.3 million shares of Common Stock issued in respect of dividends on Series A Preferred Stock and approximately 1.6 million shares of Common Stock issued in payment of interest on the Secured Subordinated Debt Notes, all as set forth in the Consolidated Statements of Shareholders' Equity. See Notes 6 and 7 to the Consolidated Financial Statements.

      Oil and gas revenues for 1995 were $2.5 million as compared to $4.3 million in 1994. Revenues in 1995 were lower due to significantly reduced production volumes. Operating costs as a percentage of revenues increased as a result of fixed costs remaining constant while gas prices declined. As the Company decided to halt development projects on its domestic oil and gas properties, it does not anticipate material revenues in 1996.

     Average gas prices received by the Company declined slightly between 1995 and 1994, with an average gas price of $1.33 in 1995 as compared to $1.65 in 1994. However, in the fourth quarter of 1995 gas prices averaged $1.50 per Mcf. The depreciation, depletion and amortization rate for 1995 amounted to $1.23 per Mcf, compared to $1.25 per Mcf in the corresponding period of 1994.

     The following table reflects an analysis of variances in the Company's oil and gas revenues between 1995 and 1994. Revenues from gas production during 1995 comprised over 79 percent of total oil and gas revenues:

                                                   (In Millions)
Oil and Gas Revenues - 1994                           $  4.3
   Effect of decreases in average gas prices             (.6)
   Effect of decreases in volume of gas
     production and sales                               (1.2)
                                                        ----
Oil and Gas Revenues - 1995                           $  2.5
                                                        ====

       As the Company continues to focus its resources on exploration and development of the Zhao Dong Block and other China related projects, future oil and gas revenues will be directly related to the degree of success experienced on the Zhao Dong Block.

      General and administrative expenses of $4.6 million were unchanged for the year ended December 31, 1995, as compared to the same period in 1994. Operating costs are expected to decline due to the disposition of domestic oil and gas properties. General and administrative costs are expected to remain relatively unchanged during the upcoming year.

     Interest expense increased in 1995, due primarily to reduced capitalization of interest costs as the balance of qualifying assets continued to decline and increased interest rates in 1995. Net interest charges are not expected to increase significantly in 1996, in part because of the Company's interest rate cap agreement with INCC as well as the Company's principal payments on its bank debt in the first quarter of 1996. Interest on the Company's subordinated debt can be paid in shares of the Company's Common Stock.

     The Company does not anticipate significant increases in its oil and gas production in the short-term and expects to incur annual operating losses until such time as sufficient revenues from the China projects are realized which exceed operating costs.

   1994 compared to 1993

      The Company reported a net loss for 1994 of $36.6 million before preferred dividends of $4.9 million or a total of $.21 per share compared to a net loss for 1993 of $15.2 million before preferred dividends of $4.8 million or $.17 per share. The net loss for 1994 included a $25.9 million noncash charge for the provision for impairment of oil and gas properties reflecting lower gas prices, the Company's decision to forego renewing certain domestic exploration leases. During 1993, an $8 million provision related to the impairment of oil and gas properties was recorded. See "Certain Risk Factors Related to the Company and the Oil and Gas Industry - Reserve Value Ceiling Test."

      Earnings per common share are based on the weighted average number of shares of common and common equivalent shares outstanding for 1994 of 198,303,412 compared to 118,996,230 for 1993. The increase in the weighted average number of common and common equivalent shares outstanding for 1994 primarily related to the sale of 50 million shares of Common Stock in a January 1994 offering, approximately 25.8 million shares issued upon the conversion of the Series C and Series D Preferred Stock and approximately 5.4 million shares issued to repurchase the Lease
Note issue, all as set forth in the Consolidated Statements of Shareholders' Equity. See Notes 6 and 7 to the Consolidated Financial Statements.

      Oil and gas revenues for 1994 were $4.3 million as compared to $8.5 million in 1993. Revenues in 1994 were lower due to significantly reduced production volumes and decreases in gas prices. Production on existing properties continue to be affected by limited drilling in the Cox Field.

     The following table reflects an analysis of variances in the Company's oil and gas revenues between 1994 and 1993. Revenues from gas production during 1994 comprised over 85 percent of total oil and gas revenues:

                                                    (In Millions)
Oil and Gas Revenues - 1993                            $  8.5
   Effect of decreases in average gas prices              (.6)
   Effect of decreases in volume of gas
    production and sales                                 (3.4)
   Effect of lower oil revenues                           (.2)
                                                         ----
Oil and Gas Revenues - 1994                            $  4.3
                                                         ====

      Average gas prices received by the Company declined slightly between 1994 and 1993, with an average gas price of $1.65 per Mcf in 1994 as compared to $1.79 per Mcf in 1993. However, in the fourth quarter of 1994 gas prices dropped significantly, to $1.27 per Mcf.

      Net capitalized costs for the Company's oil and gas properties at December 31, 1994, approximated the "ceiling-test" limitation as prescribed by the SEC guidelines. Remaining unproved and unevaluated properties at December 31, 1994, included primarily the costs of leases located adjacent to the Cox Field producing properties. The depreciation, depletion and amortization rate for 1994 amounted to $1.25 per Mcf, compared to $1.26 per Mcf in the corresponding period of 1993. General and administrative expenses for the year ended December 31, 1994, increased to $4.6 million from $3.8 million for the same period in 1993, due to increased legal, financial advisory and shareholder relations costs, partially offset by a decrease in payroll and benefit expenses. The 1993 operating costs included nonrecurring charges totaling $700,000 related to severance payments and other costs associated with a 20 percent reduction in staff and closing of the Company's operations offices in Houston and Laredo which reduced U.S. costs in 1994. Operating costs and general and administrative costs remained relatively unchanged.

      Interest expense increased in 1994 due primarily to reduced capitalization of interest costs as the balance of qualifying assets continued to decline. Additionally, interest rates increased in 1994, increasing interest expense slightly. Net interest charges are not expected to increase significantly in 1995, in part because of the Company's interest rate cap agreement with INCC. Interest on the Company's subordinated debt can be paid in shares of the Company's Common Stock.

Item 8.   Financial Statements and Supplemental Data.
- -----------------------------------------------------

      The  Consolidated  Financial Statements  of  XCL  Ltd.  and
Subsidiaries, together with the report thereon of Coopers & Lybrand L.L.P. dated April 11, 1996, and the supplementary financial data specified by Item 302 of Regulation S-K are set forth on pages 31 through 67. See Item 14 for Index.

                REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of  XCL Ltd.

We have audited the consolidated financial statements and the financial statement schedule of XCL Ltd. and Subsidiaries listed in Item 14(a) of this Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XCL Ltd. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the company has incurred recurring net losses, has a working capital deficit and anticipates insufficient cash flows from operations to meet its current obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   COOPERS & LYBRAND L.L.P.



New Orleans, Louisiana
April 11, 1996

                    XCL Ltd. and Subsidiaries
                   CONSOLIDATED BALANCE SHEET
                     (Thousands of Dollars)

                                                                December 31
                                                              -----------------
                                    Assets                      1995         1994
                                    ------                      ----         ----
Current assets:
      Cash and cash equivalents                               $   1,610    $   6,751
      Accounts receivable, net                                      340        1,720
      Amounts receivable from sale of assets                      4,151           --
      Subscriptions receivable                                      483           --
      Prepaid expenses                                              205          153
      Assets held for sale                                        4,376           --
                                                               --------     --------
                       Total current assets                      11,165        8,624
                                                               --------     --------
Property and equipment:
      Oil and gas (full cost method):
           Proved and evaluated properties                           --      158,634
           Unproved and unevaluated properties:
                Domestic                                             --       37,856
                Foreign                                          27,315       17,696
                                                               --------     --------
                                                                 27,315       55,552
      Land, at cost                                                 135          135
      Other                                                       3,017        3,018
                                                               --------     --------
                                                                 30,467      217,339
      Accumulated depreciation, depletion and amortization       (1,845)    (100,079)
                                                               --------     --------
                                                                 28,622      117,260
                                                               --------     --------
Investments                                                       5,369        3,998
Assets held for sale                                             25,395       16,950
Deferred charges and other assets                                 1,785        2,971
                                                               --------     --------
                       Total assets                           $  72,336    $ 149,803
                                                               ========     ========
                     Liabilities and Shareholders' Equity
                     ------------------------------------
Current liabilities:
      Accounts payable and accrued expenses                   $   3,884    $   3,640
      Royalty and production taxes payable                          218         286
      Dividends payable                                             928         965
      Current maturities of limited recourse debt                 5,229       5,267
      Collateralized credit facility                             25,115          --
      Other current maturities                                       30          29
                                                               --------     -------
           Total current liabilities                             35,404      10,187
                                                               --------     -------
Long-term debt, net of current maturities                        15,644      41,607
Other non-current liabilities                                     4,388       2,809
Commitments and contingencies (Notes 2 and 11)
Shareholders' equity:
       Preferred stock-$1.00 par value; authorized
         1,200,000 shares; issued shares of 680,570
         at December 31, 1995 and 649,244 in 1994 -
         liquidation preference of $54.5 million at
         December 31, 1995                                          681         649
       Preferred stock subscribed                                     4          --
      Common stock-$.01 par value; authorized 350
         million shares at December 31, 1995 and 325
         million shares at December 31, 1994; issued
         shares of 256,157,224 at December 31, 1995
         and  237,184,410 at December 31, 1994                    2,561       2,372
      Common stock held in treasury - $.01 par value;
         2,514,238 shares at December 31, 1995 and
         3,500,000 at December 31, 1994                             (25)        (35)
      Additional paid-in capital                                220,364     206,241
      Accumulated deficit                                      (206,685)   (114,027)
                                                               --------    --------
           Total shareholders' equity                            16,900      95,200
                                                               --------    --------
                       Total liabilities and shareholders'
                         equity                               $  72,336   $ 149,803
                                                               ========    ========

 The accompanying notes are an integral part of these financial statements.


                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF OPERATIONS

        (Thousands of Dollars, Except Per Share Amounts)

                                                                 Year Ended December 31
                                                            --------------------------------
                                                            1995          1994          1993
                                                            ----          ----          ----
Oil and gas revenues                                     $   2,480     $   4,336     $   8,499
                                                          --------      --------      --------
Costs and operating expenses:
      Operating                                                985         1,341         2,449
      Depreciation, depletion and amortization               2,266         3,292         5,788
      Provision for impairment of oil and gas properties    75,300        25,900         8,000
      Writedown of other assets and investments              4,461         2,230            --
      General and administrative costs                       4,551         4,553         3,840
      Taxes, other than income                                 590           895           940
                                                          --------      --------      --------
                                                            88,153        38,211        21,017
                                                          --------      --------      --------
Operating loss                                             (85,673)      (33,875)      (12,518)
                                                          --------      --------      --------

Other income (expense):
      Interest expense, net of amounts capitalized          (2,998)       (1,831)       (1,329)
      Gain on sale of investments                              613           443            --
      Equity in income (loss) of affiliates                     --          (220)         (183)
      Settlement of litigation                                  --            --          (917)
      Other, net                                               221           603          (250)
                                                          --------      --------      --------
                                                            (2,164)       (1,005)       (2,679)
                                                          --------      --------      --------

Loss before extraordinary item                             (87,837)      (34,880)      (15,197)
Extraordinary charge for early extinguishment of debt           --        (1,742)           --
                                                          --------      --------      --------

Net loss                                                   (87,837)      (36,622)      (15,197)
Preferred stock dividends                                   (4,821)       (4,907)       (4,781)
                                                          --------      --------      --------
Net loss attributable to common stock                    $ (92,658)    $ (41,529)    $ (19,978)
                                                          ========      ========      ========

Loss per common and common equivalent share:
    Net loss before extraordinary item                   $    (.38)    $    (.20)    $    (.17)
    Extraordinary item                                          --          (.01)           --
                                                          --------      --------      --------
Net loss per common and common equivalent share          $    (.38)    $    (.21)    $    (.17)
                                                          ========      ========      ========
Average number of common and common equivalent
  shares outstanding                                       240,707       198,303       118,996
                                                          ========      ========      ========

 The accompanying notes are an integral part of these financial statements.


                    XCL Ltd. and Subsidiaries
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (Thousands of Dollars)

                                                                   Year Ended December 31
                                                               -----------------------------
                                                               1995        1994         1993
                                                               ----        ----         ----
Preferred stock
    Balance January 1                                        $     649   $     729   $    649
        Conversion of preferred stock to common stock               --        (105)        --
        Redemption of preferred stock                               (4)         --         --
        Preferred stock dividend                                    --           2         --
        Issuance of preferred stock                                 36          23         80
                                                              --------    --------    -------
    Balance December 31                                            681         649        729
                                                              --------    --------    -------
Preferred stock subscribed
    Balance January 1                                               --          --         --
        Subscription for purchase of preferred stock                 4          --         --
                                                              --------    --------    -------
    Balance December 31                                              4          --         --
                                                              --------    --------    -------
Common stock
    Balance January 1                                            2,372       1,327      1,136
        Preferred stock scrip dividend                              49          86         38
        Issuance of common stock with respect to
          acquisitions/investments                                  --          40         12
        Common stock issued/sold for settlement of
          liabilities                                               --          23         71
        Common stock issued as collateral for limited
          recourse debt                                             --          --         70
        Conversion of 8% Subordinated Convertible Notes             --          25         --
        Conversion of preferred stock                               --         258         --
        Exercise of warrants                                        13          35         --
        Common stock issued in equity offering                      70         500         --
        Common stock issued for settlement of principal and
          interest on debt                                          17          78         --
        Other                                                       40          --         --
                                                              --------    --------   --------
    Balance December 31                                          2,561       2,372      1,327
                                                              --------    --------   --------
Common stock held in treasury at December 31                       (25)        (35)       (70)
                                                              --------    --------    -------
Additional paid-in capital
    Balance January 1                                          206,241     155,121    138,071
        Exercise of warrants and options                           861       6,933         --
        Issuance of common stock with respect to
          acquisitions/investments                                  --       4,279      1,026
        Issuance of preferred stock                              3,029       1,570      7,880
        Purchase treasury shares                                 1,095          --         --
        Common stock distributed or to be distributed as
          preferred stock dividends                              2,934       2,948      4,456
        Preferred stock distributed or to be distributed as
          preferred stock dividends                              2,063          --        220
        Common stock issued/sold for settlement of
          liabilities                                            1,367      11,637      4,372
        Purchase cost adjustment of the Lutcher Moore Tract         --          --     (1,361)
        Common stock issued in equity offering                   2,018      22,495         --
        Other                                                      756       1,258        457
                                                              --------    --------    -------
    Balance December 31                                        220,364     206,241    155,121
                                                              --------    --------    -------
Accumulated deficit
    Balance January 1                                         (114,027)    (72,498)   (52,520)
        Net loss                                               (87,837)    (36,622)   (15,197)
        Preferred stock dividends                               (4,821)     (4,907)    (4,781)
                                                              --------    --------    -------
    Balance December 31                                       (206,685)   (114,027)   (72,498)
                                                              --------    --------    -------
Total shareholders' equity                                   $  16,900    $ 95,200   $ 84,609
                                                              ========     =======    =======

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Thousands of Dollars)

                                                                       Year Ended December 31
                                                                    ------------------------------
                                                                    1995         1994         1993
                                                                    ----         ----         ----
Cash flows from operating activities:
    Net loss                                                     $  (87,837)   $  (36,622)   $  (15,197)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
        Depreciation, depletion and amortization                      2,266         3,292         5,788
        Provision for impairment of oil and gas properties           75,300        25,900         8,000
        Extraordinary charge for early extinguishment of debt            --         1,742            --
        Gain on sale of investments                                    (613)         (443)           --
        Writedown of other assets and investments                     4,461         2,230            --
        Equity in loss of affiliates                                     --           220           183
        Change in assets and liabilities:
             Accounts receivable                                        875          (187)        1,401
             Prepaid expenses                                           (52)          (73)          157
             Accounts payable and accrued expenses                      369           168           431
             Royalty and production taxes payable                       (68)         (385)         (817)
             Other, net                                                 855           557            32
                                                                   --------     ---------      --------
                  Total adjustments                                  83,393        33,021        15,175
                                                                   --------     ---------      --------
                  Net cash used in operating activities              (4,444)       (3,601)          (22)
                                                                   --------     ---------      --------

Cash flows from investing activities:
    Capital expenditures                                             (9,524)      (19,547)      (16,302)
    Investments and restricted time deposits                         (1,624)       (1,350)         (791)
    (Increase) decrease in restricted cash                               --            --         3,176
    Proceeds from sales of assets and investments                     2,655         3,759         1,046
    Other                                                                64         2,052           (43)
                                                                  ---------     ---------     ---------
                  Net cash used in investing activities              (8,429)      (15,086)      (12,914)
                                                                  ---------     ---------     ---------

Cash flows from financing activities:
    Proceeds from sales of common stock                               3,553        31,696         1,677
    Proceeds from issuance of preferred stock                         3,068         1,600         7,978
    Proceeds from sale of treasury stock                              2,487            --            --
    Loan proceeds                                                        --        29,200        18,500
    Payment of long-term debt                                          (522)      (37,564)      (15,238)
    Proceeds from exercise of warrants and options                      874         3,279            --
    Payment of preferred stock dividends                               (250)       (1,388)           --
    Payment for treasury stock                                       (1,257)           --            --
    Stock issuance costs and other                                     (221)       (3,031)         (441)
                                                                   --------      --------      --------
                  Net cash provided by financing activities           7,732        23,792        12,476
                                                                   --------      --------      --------
Net increase (decrease) in cash and cash equivalents                 (5,141)        5,105          (460)
Cash and cash equivalents at beginning of year                        6,751         1,646         2,106
                                                                   --------       -------      --------
Cash and cash equivalents at end of year                          $   1,610     $   6,751     $   1,646
                                                                   ========       =======      ========
Supplemental information:
    Cash paid for interest, net of amounts capitalized            $   2,602     $   2,610     $   2,295
                                                                   ========      ========      ========

 The accompanying notes are an integral part of these financial statements.


                    XCL Ltd. and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies:
- -------------------------------------------------

  Principles of Consolidation:

      The consolidated financial statements include the accounts of XCL Ltd. and its wholly owned subsidiaries ("XCL" or the "Company") after the elimination of all significant intercompany accounts and transactions. Investments in 20 percent to 50 percent owned affiliates are accounted for by the equity method. Certain reclassifications have been made to prior year financial statements to conform to current year presentation. These reclassifications had no effect on net loss, cash flows or shareholders' equity.

  Cash and Cash Equivalents:

      For purposes of the consolidated financial statements, the Company considers deposits which can be redeemed on demand and investments which have original maturities of less than three months to be cash equivalents. As of December 31, 1995, the Company's cash and cash equivalents were deposited primarily in two financial institutions.

  Fair Value of Financial Instruments:

      For the purposes of disclosure requirements pursuant to Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Market Value of Financial Instruments," fair value of current assets and liabilities approximate carrying value, due to the short-term nature of these items. The Company believes the fair value of long-term debt approximates carrying value. The fair value of the Series A Preferred Stock at December 31, 1995, is approximately $23 million based upon share trading on the London Stock Exchange with British Pound Sterling converted to U.S. Dollars. Based on such valuation the estimated fair value of Series B Preferred Stock at December 31, 1995 approximates $2 million. Fair value of such financial instruments is not necessarily representative of the amount that could be realized or settled.

  Property and Equipment:

      The Company accounts for its oil and gas exploration and production activities using the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including appropriate related costs, are capitalized. The Company capitalizes internal costs that can be directly identified with its acquisition, exploration and development activities and does not capitalize any costs related to production, general corporate overhead or similar activities.

      The capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method based on estimates of proved oil and gas reserves. The Company's oil and gas reserves were estimated by Company engineers in 1995 and 1994. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that properties are impaired, the amount of the impairment is added to the capitalized costs to be depleted. The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized for the period that activities are in progress to bring these projects to their intended use.

      The Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis, and limits capitalized costs of oil and gas properties to the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties as adjusted for related tax effects and deferred tax reserves. If capitalized costs exceed this limit, the excess is charged to DD&A expense. The Company recorded a $16.5 million provision for impairment of oil and gas properties during 1995, principally due to downward revisions in estimated reserves and reduced present values of reserves attributable to delays in scheduled development drilling.

      During the fourth quarter of 1995, in connection with management's decision to concentrate the Company's resources on the development of its China investments, a decision was made to
dispose   of   all   of   the  Company's   domestic   properties.
Accordingly,  the  recorded  value  of  the  Company's   domestic
properties was reduced to their estimated fair market value and the resulting balances were transferred to assets held for sale. Pursuant to this strategic decision, a $58.8 million dollar write-down was recorded. Remaining unproved and unevaluated properties at December 31, 1995, consists of the Zhao Dong Block. As these
unproved  properties  become  evaluated,  their  costs  will   be
reclassified  to  proved  and  evaluated  properties,   and   any
associated future revenue will be included in the calculation of the present value of the Company's proved reserves.

     Proceeds from the sale of proved and unproved properties are accounted for as reductions to capitalized costs with no gain or loss recognized unless such sales would significantly alter the relationship between capitalized costs and proved reserves of oil and gas. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

     The Company accounts for site restoration, dismantlement and abandonment costs in its estimated future costs of proved reserves. Accordingly, such costs are amortized on a unit of production basis and reflected with accumulated depreciation, depletion and amortization. The Company identifies and estimates such costs based upon its assessment of applicable regulatory requirements, its operating experience and oil and gas industry practice in the areas within which its properties are located. To date the Company has not been required to expend any material amounts to satisfy such obligations. The Company does not expect that future costs will have a material adverse effect on the Company's operations, financial condition or cash flows. As is set forth above, the standardized measure of discounted future net cash flows includes a deduction for any such costs.

   Other Property and Equipment:

     Other property and equipment primarily consists of an office building, furniture and fixtures, equipment and software. Major renewals and betterments are capitalized while the costs of repairs and maintenance are charged to expense as incurred. The costs of assets retired or otherwise disposed of and the applicable accumulated depreciation are removed from the accounts, and the resulting gain or loss is reflected in operations. Other property and equipment costs are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years.

   Capitalized Interest and Amortized Debt Costs:

      During fiscal 1995, 1994 and 1993, interest and associated costs of approximately $3.1 million, $5.3 million and $6.7 million, respectively were capitalized on significant investments in unproved properties that are not being currently depreciated, depleted, or amortized and on which exploration or development activities are in progress. Deferred debt issue costs are amortized on the straight-line basis over the term of the related debt agreement.

  Concentration of Credit Risk:

      The Company operates exclusively in the oil and gas industry. The Company's joint interest billings and oil and gas sales receivable represent substantially all of the balance included in trade accounts receivable in the accompanying balance sheets. The trade receivables are due from several customers.

      The  Company's  financial instruments that are  exposed  to
concentrations   of  credit  risk  consist  primarily   of   cash
equivalents/short-term investments and trade receivables.

      The Company believes that no single short-term investment exposes the Company to significant credit risk. Additionally, creditworthiness of its counterparties, which are major financial institutions, are monitored. The Company has substantial cash in financial institutions in excess of the insured amounts.

  Income Taxes:

      The Company accounts for income taxes in compliance with Statement of Financial Accounting Standards No. 109 (SFAS No.
109) "Accounting for Income Taxes." Requirements by this standard include recognition of future tax benefits, measured by enacted tax rates, attributable to: deductible temporary differences between financial statement and income tax bases of assets and liabilities; and, net operating loss carryforwards. Recognition of such tax assets are limited to the extent that realization of such benefits is able to be reasonably anticipated.

  Revenue Recognition:

     Oil and gas revenues are recognized using the accrual method at the price realized as production and delivery occurs. Amounts which are contingently receivable are not recognized until realized.

  Loss Per Common and Common Equivalent Share:

      Loss per common and common equivalent share has been computed by dividing net income (loss) attributable to common stock by the weighted average number of common and common share equivalents outstanding. Primary earnings per share are presented for financial reporting purposes due to the antidilutive effect of convertible notes, preferred stock, warrants and stock options.

   Use of Estimates in the Preparation of Financial Statements:

      The preparation of XCL Ltd. and its subsidiaries' financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1995 and 1994, and the reported amounts of revenues and expenses during fiscal years 1995, 1994 and 1993. Adjustments to the reported amounts of assets and liabilities may be necessary in the future to the extent that future estimates or actual results are different from the estimates used in 1995 financial statements.

   Foreign Operations

      The Company's activities on the Zhao Dong Block are subject to regulation under Chinese Law by the Ministry of Foreign Trade and Economic Cooperation ("MOFTEC") and CNODC. Such regulation covers a wide variety of matters comparable in scope to the type of regulations the Company faces in its domestic operations, including, without limitation, the drilling of wells, allowable rates of production, prevention of waste and pollution, protection of the environment, labor regulations and worker safety. In addition, the Company's activities may be exposed to the political and economic risks of operating in a foreign country including loss of revenues, property and equipment from such hazards as expropriation, nationalization, insurrection and other political risks; risks of increases in taxes and governmental royalties; and renegotiation of contracts with governmental entities; as well as changes in laws and policies governing operations of foreign based companies. Other risks inherent in foreign operations include the possibility of realizing economic currency exchange losses when transactions are completed in currencies other than United States dollars and the Company's inability to freely repatriate earnings under changes in exchange control laws. To date, the Company's Chinese operations have not been materially affected by these risks.

   New Accounting Pronouncement

      In April 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This standard describes circumstances which may result in assets being impaired and provides criteria for recognition and measurement of asset impairment. The Company does not believe the implementation of this statement will have a material impact on the financial position, results of operations or cash flows of the Company.

      In  October  1995,  the  FASB  issued  Statement  No.  123,
"Accounting for Stock-Based Compensation" (SFAS 123). This statement is effective for transactions that are entered into in fiscal years beginning after December 15, 1995. SFAS 123 establishes a fair value-based method of accounting for employee stock options. This method provides for compensation cost to be charged to results of operations at the grant date. However, the statement allows companies to continue to follow the accounting treatment currently utilized which generally requires compensation cost to be recognized only for the excess of the quoted market price at the grant date over the price that an employee must pay to acquire the stock. Companies electing to continue with this method must make disclosure of net income as if SFAS 123 had been adopted. The Company has not yet determined the method of accounting that it will follow for stock options. However, it does not expect that adoption of the requirements of SFAS 123 would have a material impact on the financial position, results of operations or cash flows.

(2)   Liquidity and Management's Plans
- --------------------------------------

      The Company has incurred recurring net losses and currently has a working capital deficit. The Company anticipates insufficient cash flows from operations to meet its current obligations, including expenditures required for the development of the Company's assets. The Company has been able to meet its financial obligations to date by obtaining funds from sales of equity in the Company, sales of various assets and borrowings from the Company's primary lender. Management believes that it will be able to continue to meet its financial obligations and fund the development of its investments through joint ventures with partners, continued sales of assets and continued sales of equity instruments. However, as of April 15, 1996, the Company did not have sufficient commitments in place to insure that all of the Company's obligations for 1996 could be satisfied. Until alternative sources of funds are obtained, substantial doubt exists regarding the Company's ability to continue as a going concern. Management is presently pursuing several financing arrangements which it believes will provide the necessary funds to satisfy its working capital requirements.

      In 1991, the Company began shifting its focus from oil and gas exploration in the U.S., primarily along the Louisiana and Texas Gulf Coast, to the PRC. This action was taken because management was of the opinion that the opportunities for the discovery of major oil and gas fields were much greater in China than in the United States. The Company obtained its first exploration and production agreement in China in February 1993. This contract was the first such contract entered into by CNPC with a foreign entity, in northern China. This area is the location of a significant portion of China's known oil reserves and production. The Company's first well, drilled in the spring of 1994, was a discovery. The Company has since drilled three more successful wells and one dry hole. Recognizing its success in China, in 1995 the Company decided to dispose of substantially all of its U.S. oil and gas properties and to focus its operations exclusively in China.

      At December 31, 1995, the Company had an operating cash balance of $1.6 million and a working capital deficit of $24.2 million, which includes $5.2 million in limited recourse debt collateralized only by the Lutcher Moore Tract and $25.1 million in bank debt, of which $5.2 million has been repaid through March 1996, from proceeds of property sales. The bank debt is collateralized by the Company's domestic oil and gas properties and the stock of certain subsidiaries. During 1995, the Company's bank agreement was amended to modify certain covenant requirements through September 29, 1995. These covenants were subsequently amended to modify requirements through April 1, 1996, and again amended through September 30, 1996. Should improvements in the Company's financial position not occur, the Company would be in violation of its credit agreement subsequent to October 1, 1996, giving the bank the right to accelerate payment of the debt after applicable grace periods. Further, the borrowing base under this credit agreement is determined, in part, by the value of the Company's domestic proved reserves which  are  applicable to properties classified  in  the  balance sheet as assets held for sale. The next borrowing base determination has been rescheduled for June 30, 1996.

      The Company also has $5.2 million of Limited Recourse debt outstanding which is collateralized by the Lutcher Moore Tract and is due in 1996. Payments of principal and interest of $2.6 million of the Lutcher Moore limited recourse debt are past due. The Company is negotiating with the holders of this debt to defer payments until the Lutcher Moore Tract can be sold. Should the deferral not be obtained the holders have recourse only to the property itself, as the Company is not liable for the debt.

     The Company's Series A Preferred Stock dividend requirements are approximately 2.7 million pounds sterling (U.K.) annually and currently insufficient liquidity exists to continue to pay such amounts. The Company declared the Series A Preferred Stock dividend payable June 30, 1995. A portion of this dividend was paid with shares of Common Stock and $900,000 remains to be paid in cash. The Company intends to either sell sufficient shares to pay the remaining dividend or offer shares of Common Stock in payment of the dividend. The December 31, 1995 dividend payment on the Series A Preferred Stock has been declared payable in additional shares of Series A Preferred Stock.

      The Company's cash flow forecast (including scheduled debt requirements) for 1996 projects that approximately $22 million ($7.5 million which was available or utilized as of March 31, 1996) of additional working capital will be required to fund operational and development activities. Management's plans to obtain the necessary capital include:

o The sale of domestic oil and gas properties. Two domestic oil and gas properties have been sold through March 31, 1996, providing proceeds of $5.4 million which was used to repay accrued interest and $5.2 million of principal on the Company's bank debt. The Company is currently negotiating the sale of a third lease and expects to complete this sale
     during   the   second   quarter   generating   proceeds   of
     approximately $3.0 million which will also be used to prepay
     principal   on  the  Company's  bank  debt.    Should   this
     transaction be consummated, the Company will have satisfied all of its 1996 scheduled principal payments on its bank debt.

o    The  sale  of  the  Lutcher Moore Tract. The  Company  is  in
     ongoing negotiations for the sale of this property.   Should
     a  sale be completed, $5.4 million of the proceeds would  be
     applied   to  the  limited  recourse  debt  with  additional
     proceeds used to further prepay bank debt and satisfy working capital requirements.

o The sale of corporate securities. On March 8, 1996, the Company sold 34 Units in an offshore transaction with each Unit priced at $15,000. The Company received approximately $400,000 of net proceeds, after deduction of offering costs and expenses. An aggregate of 2,040,000 shares of Common Stock and Warrants to acquire an additional 2,040,000 shares of Common Stock were issued at closing. The Placement Agent has been engaged to place up to an additional 130 Units of Common Stock and Warrants on a best efforts basis at $15,000 per Unit. The offering is scheduled to close on or before April 22, 1996. Upon conclusion of the sale of these Units, the Company will have placed all authorized shares not reserved to fulfill other obligations. However, the Company will seek approval from its shareholders for an increase in
     its   authorized  shares  of  Common  Stock  at  the  Annual
     Shareholders Meeting scheduled to be held in June 1996.

o Negotiating joint venture agreements with potential partners to supply the cash needed to pursue various China-based opportunities. Discussions with several potential partners are in progress.

o The sale or joint venture of its remaining oil and gas properties. The Company is attempting to sell its remaining domestic oil and gas properties. If a satisfactory sale transaction cannot be negotiated the Company will consider a contribution of these properties to a joint venture for
     further   development  in  exchange  for  a  joint   venture
     partner's   contribution   of  all   required   monies   for
     development costs. The Company's share of revenues from such a venture would be applied to reduce its bank debt.

       Long term liquidity is dependent on the Company's commencement of production in China and continued access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of INCC and holders of the Company's Subordinated Debt and Preferred Stock.

(3)   Supplemental Cash Flow Information
- ------------------------------------------

     There were no income taxes paid for the years ended December
31, 1995 and 1994.

      The Company completed certain noncash transactions in 1995 and prior years in order to conserve cash for use in its core activities and to meet other obligations while honoring restrictions on cash use imposed by its bank agreement. Such transactions not reported elsewhere herein are as follows:

1995
- ----

     During September 1995, the Company issued 50,000 units, each unit comprised of one share of Common Stock and a five-year warrant to purchase one share of Common Stock, plus an additional five-year warrant on the same terms as the unit warrant to purchase 50,000 shares of Common Stock as compensation to an individual who assisted the Company with a private placement of approximately 3 million units.

1994
- ----

      The Company conveyed certain land holdings (fair market value of $320,000) in payment of a two-year consulting agreement which expired in 1994.

1993
- ----

      The Company issued 250,000 shares of Common Stock with a fair market value of $125,000, to the shareholders of Independent Energy Corporation ("IEC") in partial payment of the option to acquire a 12.5 percent working interest in certain exploration leases comprising the Black Warrior Basin.

(4)   Receivables
- -----------------

      The Company's trade accounts receivable at December 31, 1995, arise primarily from business transactions with entities in the oil and gas industry, mostly located in Texas. An oil and gas purchaser with which the Company has contractual arrangements accounted for approximately 67 percent of oil and gas revenues in 1995, 61 percent in 1994, and 77 percent in 1993. In addition, in 1995 one other purchaser accounted for approximately 27 percent of oil and gas revenues. Amounts receivable from the sale of assets include approximately $4.1 million received on January 2, 1996, from the sale of the Mestena Grande Field.

(5)   Assets Held for Sale and Investments
- ------------------------------------------

     Assets Held for Sale
     --------------------

   Domestic Oil and Gas Properties

      During the fourth quarter of 1995, in connection with management's decision to concentrate the Company's resources on the development of its China investments, a decision was made to dispose of all of the Company's domestic properties. Accordingly, the recorded value of the Company's domestic properties was reduced to their estimated fair market value and the resulting balances were transferred to assets held for sale.

      Subsequent to December 31, 1995, two separate parcels of these properties were sold producing proceeds of $5.4 million which was used to retire interest and principal due on the Company's bank loan. Additionally, the Company has received an offer  to  purchase  a third parcel of property  and  expects  to complete a sale of this property during the second quarter of 1996. The fair market value of these three properties has been reflected as current assets held for sale in the Company's December 31, 1995 consolidated balance sheet.

   Lutcher Moore Tract

      During  1993,  the Company completed the acquisition  of  a group of corporations which together owned 100 percent of a 62,500-acre tract in southeastern Louisiana (the "Lutcher Moore Tract"). Total consideration of $15.4 million included the assumption of $9.9 million of limited recourse debt (see Note 6 to the Consolidated Financial Statements), $2.7 million in cash, the issuance of 3,616,667 shares of Common Stock and warrants to purchase an additional 4,166,667 shares of Common Stock at $1.00 per share. In connection with the purchase, the Company capitalized acquisition related costs of $900,000. This property is being held for sale.

     Investments
     -----------

   Lube Oil Investment

      On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and southeast Asian markets. As of December 31, 1995, the Company has invested approximately $1.4 million in the project.

   Coalbed Methane Project

      During 1995, the Company signed an agreement with the China National Administration of Coal Geology, pursuant to which the parties have commenced cooperation for the exploration and development of coalbed methane in two areas in China. As of December 31, 1995, the Company has invested approximately $279,000 in the project.

   Phoenix Lake Tract

      On May 18, 1995, the Company sold its 77.78 percent fee interest in 11,600 gross acres comprising the Phoenix Lake Tract retaining 75 percent of its mineral interest underlying those lands, less and except two tracts covering approximately 77 net acres in which XCL retained no mineral interest. The purchase price was comprised of approximately $1.7 million in cash and a $500,000 reduction in obligations owed by the Company to the purchaser. No gain or loss was recognized on the sale. The remaining mineral acreage prescribes in 2005.

  Terrenex Ventures Inc.

      At December 31, 1993, the Company held an approximate 25 percent interest in Terrenex Ventures, Inc. ("Terrenex") and warrants to purchase additional shares. In 1994, the Company purchased an additional 1,350,000 shares of stock for approximately $350,000 (U.S.) cash and 1.2 million shares of Common Stock. In 1992, the Company had increased its initial interest in Terrenex by issuing 1.36 million shares of Common Stock with a fair market value of $1.3 million. During 1994, the Company sold its entire shareholding in Terrenex for $3.7 million (U.S.), resulting in a gain of approximately $440,000.

      During 1995, the Company exercised its warrants to purchase 700,000 shares of Terrenex common stock and recognized $613,000 in net proceeds from the sale of the Terrenex stock. As there was no remaining investment attributed to these warrants the Company recorded a gain in 1995.

   Sunrise Energy Services, Inc. - Jefferson Gas Systems, Inc.

      In 1990, the Company acquired an approximate 42 percent ownership in Sunrise Energy Services, Inc. ("Sunrise"). In 1992, the Company sold this investment for $8 million, subject to certain adjustments up to a maximum of $2 million which were to be made with shares of Common Stock and certain shares of Sunrise held in an escrow account. The purchase price was paid in cash ($5 million), a promissory note ($2 million due in 1993) and an approximate 5 percent equity interest in a privately held Delaware corporation. The Company recognized a gain on sale of investments of $2.2 million and deferred approximately $800,000 pending resolution of the adjustments. As of December 31, 1993, $1.2 million remained outstanding on the promissory note.

      In May 1994, the Company and the purchaser of the Sunrise shares settled and paid all remaining amounts due among and between themselves including release to the purchaser of the Common Stock and Sunrise shares held in escrow and payment by the purchaser of $1.25 million to a Company account collateralizing the Company's Lease Notes.

   Wolf Creek Resources, Inc.

       The Company, during 1994, executed and delivered an agreement which satisfied an October 1992 commitment to acquire an equity interest in Wolf Creek Resources, Inc. and certain oil and gas interests in the Galvan Ranch, a 72,000-acre ranch in south Texas, from an entity affiliated with a former director. To satisfy the acquisition price of $3.7 million, the Company paid $1.0 million in cash and on October 17, 1994, issued 2.75 million shares of Common Stock for the balance.

(6)     Debt
- ------------

     Long-term debt consists of the following (000's):

                                                December 31
                                              ----------------
                                              1995        1994
                                              ----        ----
Collateralized credit facility              $ 25,115    $ 25,200
Subordinated debt                             15,000      15,000
Office building mortgage loan                    674         705
                                             -------     -------
                                              40,789      40,905
Lutcher Moore Group Limited Recourse Debt      5,229       5,998
                                             -------     -------
                                              46,018      46,903
Less current maturities:
  Lutcher Moore Group Limited Recourse Debt   (5,229)     (5,267)
  Collateralized credit facility             (25,115)         --
  Other current maturities                       (30)        (29)
                                             -------      ------
                                            $ 15,644    $ 41,607
                                             =======     =======

      Substantially all of the Company's assets collateralize these borrowings. Accounts payable and accrued expenses include interest accrued at December 31, 1995 and 1994 of $536,000 and $482,000, respectively.

      As of December 31, 1995, scheduled maturities of long-term debt are as follows (000's):

                 Due                         Amount
                ----                         ------
                1996                        $ 30,374
                1997                             644
                1998                              --
                1999                              --
                2000                          15,000
             Thereafter                           --
                                             -------
                                            $ 46,018
                                             =======

   Collateralized Credit Facility

      XCL-Texas, Inc. ("Borrower"), a wholly owned subsidiary of the Company, borrowed $29.2 million from Internationale Nederlanden (U.S.) Capital Corporation ("INCC") under a $35 million credit agreement dated January 31, 1994 (the "INCC Agreement"). The proceeds of the borrowing were used to retire the loan balance of a prior bank credit facility. The Company recognized a charge for early extinguishment of debt in the approximate amount of $1.7 million as a result of this refinancing in 1994.

      Loans under the INCC agreement are guaranteed by the Company, parent of XCL-Texas, Inc., and certain other subsidiaries of the Company and bear interest at a rate approximating INCC's prime rate plus one percent or an alternative market adjusted rate based upon LIBOR plus 2.75 percent, at the Borrower's option. The Company pays a commitment fee equal to 0.5 percent per annum calculated on the daily amount of the unused portion of the facility availability, payable quarterly. Substantially all of the Company's oil and gas properties located in Texas, and the stock of certain subsidiaries of the Company collateralize this credit facility. Additionally, INCC received warrants to purchase 2.5 million shares of Common Stock with an exercise price of $1.00, subject to adjustment, expiring in January 2004. The value of such warrants was not material.

       The INCC Agreement provides for scheduled semiannual borrowing base determinations by INCC based on a review of reserve estimates and other factors, with the initial borrowing base set at $29.2 million. Effective October 31, 1994, the borrowing base was set at $25.2 million. The net proceeds of $4.1 million from the divestiture of the Mestena Grande Field in January 1996, were applied to a $2 million principal payment due January 2, 1996, a principal payment of $1.63 million due April 1, 1996, with the $500,000 applied to the balance of the outstanding indebtedness. The net proceeds of $1.325 million from the sale of the Gonzales Gas Unit sold in March 1996, were applied to accrued interest through the date of closing and $1.1 million of principal. The next scheduled principal payment is due July 1, 1996, in the amount of $540,000 with quarterly payments of $1.63 million thereafter.

      Under the INCC Agreement, the Company is required to maintain minimum levels of tangible net worth, working capital and cash flow coverage, and expend a minimum amount on domestic development drilling. Additionally, the Borrower must maintain a minimum net worth. Further, the INCC Agreement contains certain restrictions pertaining to debt, mergers, issuances of securities, investments, sales of property, cash dividends and redemptions and payments related to subordinated debt. The Borrower may not advance funds to its parent, or any other subsidiary of its parent, without INCC's prior approval. The Company may use for its general corporate purposes the net proceeds from the sales of equity plus any cash realized by XCL-China Ltd. and proceeds from the sale of other assets.

      During 1995, the INCC Agreement was amended to modify certain covenants and was further amended to modify requirements through April 1, 1996. The credit agreement was further amended in April 1996 to modify requirements through September 30, 1996, and accordingly the full amount of such debt has been reflected as a current liability. Absent these modifications, the Company would have been in violation of several covenants and should improvements in the Company's financial position not occur, the Company would be in violation of its credit agreement subsequent to September 30, 1996, giving the bank the right to accelerate payment of the debt after applicable grace periods. The Company would need to pursue the sale of other assets, a joint-venture or the issuance of additional equity securities to fund any such accelerated payments. Further, the borrowing base under this credit agreement is determined, in part, by the value of the Company's proved reserves. The next borrowing base determination, which will be based on reserves related to properties reflected as assets held for sale, has been rescheduled for June 30, 1996.

      During 1994, the Company entered into two Master Interest Rate and Currency Exchange Agreements (the Agreements) with INCC which expire in 1996. The Company paid $151,946 to limit the maximum interest rate for up to approximately two-thirds of its maximum outstanding INCC debt to 9-3/4 percent per annum from April, 1995 to January, 1996 and to 10-3/4 percent per annum from January 1996 to July, 1996. The Company is amortizing the payment over the life of the Agreements. During 1995 and 1994, the Company incurred approximately $2.3 million and $1.85 million of interest costs related to this debt, respectively.

  Secured Subordinated Debt

       During April 1993, the Company issued in a private placement, $15 million of Secured Subordinated Note Units (the "Subordinated Debt"). Each of these 40 units consisted of a $375,000 note payable, warrants to acquire 100,000 shares of the Company's Common Stock at $.90 per share (which were previously issued to a group of banks in a prior credit facility), a net profits interest in certain exploration leases and a contractual interest in the net revenues of XCL-China, Ltd., a wholly owned subsidiary of the Company ("XCL-China"), under the Production Sharing Agreement relating to the Zhao Dong Block, which was not material. This borrowing bears interest at 12 percent, if paid with cash, or 14 percent, if the Company elects to use Common Stock, with payment at 125 percent of the interest due if paid in unregistered shares. It is collateralized by a second mortgage on all the Company's producing properties and a second lien on the stock of XCL-China, Ltd. Payment on this debt cannot be made prior to payment on the INCC debt. The proceeds were used to retire $13.2 million of the bank indebtedness, with the remainder available for working capital and the payment of issuance expenses.

      Concurrently with the closing of the INCC Agreement, maturities of the Company's Subordinated Debt were rescheduled to April 2000; the expiration date of the related warrants was extended to April 2000; the exercise price of related warrants was reduced to $.625 per share (fair market value of the Common Stock at that date); and a subordinated lien was granted on certain assets of the Company.

     The Company issued approximately 1.6 million and 1.9 million shares of Common Stock in payment of $1.1 million and $2.1 million of interest due on the Subordinated Debt in 1995 and 1994, respectively. During the first quarter of 1996, the Company issued an additional 2.1 million shares of Common Stock in payment of $1.4 million of interest due on the subordinated debt in 1995.

   Other Long-Term Debt

     Building Mortgage Loan
     ----------------------

      The outstanding balance of the building mortgage loan as of December 31, 1995, is $674,000, bearing interest at the rate of 14 percent per annum. During 1995 and 1994, the Company incurred approximately $97,000 and $101,000 in interest costs related to this debt, respectively. Payment of the building mortgage loan is guaranteed by the Chairman of the Board.

       Lease Notes Payable
       -------------------

      On June 30, 1992, the Company issued, through a private placement offering, 70 Lease Note Units for gross proceeds of approximately $7 million. Each Unit consists of: a $100,000 limited recourse collateralized promissory note due July 1, 1997 (the "Lease Note") with interest at 10 percent; warrants to purchase 14,286 shares of the Company's Common Stock at $1.00 per share which were to expire July 1, 1994; and a .02857 percent net profits overriding royalty interest in certain of the Company's exploration prospects, which was not material. In June 1994, the Company repurchased the Lease Notes at face value plus accrued interest (approximately $6.4 million) for approximately 5.4 million shares of Common Stock and extended the maturity of the warrants to June 30, 1995. All of these warrants were exercised during 1995, generating cash proceeds of $650,013.

   Lutcher Moore Group Limited Recourse Debt

      As  of  December  31,  1995 and 1994, Lutcher  Moore  Group
Limited Recourse Debt consisted of the following:

                                        1995       1994
                                        ----       ----
Mortgage and Seller Notes              $ 5,229    $ 5,998
Less Current Maturities                 (5,229)    (5,267)
                                        ------     ------
                                       $    --    $   731
                                        ======     ======

     Mortgage and Seller Notes
     -------------------------

      At December 31, 1995 and 1994, approximately $2.7 million and $2.8 million of Mortgage Notes (net of amounts escrowed for payment) and $2.6 million and $3.2 million of Seller Notes were outstanding. In January 1996, the terms of the Mortgage Notes were modified providing that the remaining principal (which bears interest at 10 percent per annum) is payable on demand, and if no demand is made, in three monthly installments of $52,300 each, commencing February 15, 1996, plus a final payment of all outstanding principal and interest due on May 16, 1996. The Seller Notes bear interest at 8 percent and have a final maturity of June 1996. During 1995 and 1994, the Company incurred approximately $501,000 and $660,000 in interest costs related to these notes, respectively. Payments of principal and interest on the Seller Notes are past due. The Company is negotiating an extension of the maturity dates of the Mortgage and Seller Notes however, should the Company be unsuccessful in negotiating further extension, the holders have recourse only to the property itself, as the Company is not liable for the debt. In May 1994, in consideration for certain amendments to the terms of the Seller Notes, the Company issued to the holders of the Seller Notes warrants to acquire up to 250,000 shares of Common Stock at $1.25 per share exercisable for a period up to 90 days after the full repayment of the Seller Notes. No material value was ascribed to such warrants. Additionally, the Company issued approximately 1.1 million shares of Common Stock to pay approximately $900,000 in principal and interest on the Seller Notes in 1994.

(7)     Shareholders' Equity
- ----------------------------

  Preferred Stock

      As of December 31, 1995 and 1994, the Company had the following shares of Preferred Stock issued and outstanding:

                                             Preference in
                          Shares             Liquidation at
                      1995     1994         December 31, 1995
                      ----     ----         -----------------
Series A            599,244   599,244       $  46,367,000 (1)
Series B             45,679    50,000          4,567,900
Series E             35,647        --          3,564,700
- ------------
(1) 50 pounds sterling (U.K.) per share (1 pound sterling (U.K.) = U.S. $1.5475 at December 31, 1995).

     Series A Preferred Stock
     ------------------------

      During 1990, the Company completed a rights offering of 600,000 units at 50 pounds sterling (U.K.) per "unit," each unit consisting of 1 share of Series A, Cumulative Convertible Preferred Stock, par value $1.00 per share ("Series A Preferred Stock") and 10 Warrants to purchase Common Stock which expired unexercised pursuant to their terms.

      The Series A Preferred Stock is listed on The London Stock Exchange, and: ranks senior to Common Stock and pari passu with the Company's Series B and Series E Preferred Stocks (as hereinafter defined) with respect to the payment of dividends and distributions on liquidation; has a liquidation preference of 50 pounds sterling (U.K.) per share plus accrued and unpaid dividends; is not redeemable except in certain limited circumstances; is nonvoting as a class, except in certain circumstances, including the right to cast 21 votes for each share of Series A Preferred Stock held, on all resolutions proposed at a meeting of shareholders if at the date of notice convening a meeting of shareholders the dividend on the Series A Preferred Stock is six months or more in arrears. Whenever dividends on the Series A Preferred Stock shall be in arrears for in excess of 365 days, the holders of the Series A Preferred Stock will be entitled to vote for the election of two additional directors until all past dividends accumulated on the Series A
Preferred Stock shall have been paid in full. The Series A Preferred Stock is convertible, at the holder's option, on the basis of 21 shares of Common Stock for every one share of Series A Preferred Stock, subject to adjustment; and bears a cumulative dividend fixed at an annual rate of 4.50 pounds sterling (U.K.) per share, payable semiannually in cash, or, at the Company's election, through the semiannual dividend payment due June 30, 1994, in shares of Common Stock.

      The December 31, 1995 dividend payment on the Series A Preferred Stock has been declared payable in additional shares of Series A Preferred Stock. During 1996, the terms of the Series A Preferred Stock were amended to allow for payment of the December 31, 1995 and subsequent dividend payments to be made in additional shares of Series A Preferred Stock. The Board of Directors correspondingly approved a 250,000 share increase in the number of shares of authorized Series A Preferred Stock authorized. An aggregate of approximately 53,932 shares of Series A Preferred Stock are to be issued during 1996 for payment of the December 31, 1995 dividend and withholding taxes.

     Series B Preferred Stock
     ------------------------

      In May 1991, the Company sold 50,000 shares Series B, Cumulative Preferred Stock, par value $1.00 per share ("Series B Preferred Stock"), with warrants expiring at various times to purchase 5 million shares of Common Stock at prices ranging from $2.00 per share to $2.75 per share.

      The Series B Preferred Stock bears a cumulative fixed dividend at an annual rate of $10 per share, payable semiannually, and is entitled to 50 votes per share on all matters on which Common Stockholders are entitled to vote and separately as a class on certain matters; ranks senior to the Common Stock and pari passu with the Series A and Series E Preferred Stocks of the Company with respect to the payment of dividends and distributions on liquidation; and has a liquidation preference of $100 per share plus accumulated dividends.

      The Company had the option through May 1994, to pay the dividend in shares of Common Stock, in which case the annual dividend rate was $12 per share, with the holder being entitled to require the Company to use its best efforts to sell such shares on their behalf and to reimburse such holder for the difference, if any, between such net proceeds and $11 per share per annum. The Company is currently entitled to pay the redemption price of the Series B Preferred Stock in shares of Common Stock.

     Effective June 30, 1994, the terms of the Series B Preferred Stock were amended to permit the Company to issue shares of Common Stock in lieu of cash dividends for so long as the Series B Preferred Stock remains outstanding. In consideration for this amendment, the Series B Preferred Stock was further amended: (i) to reduce the exercise price of the remaining 2.5 million warrants outstanding from $2.00 to $1.50 per share and to increase the number of shares of Common Stock covered by such warrants to 3.325 million shares and (ii) to extend the option of the holders to redeem their shares of Series B Preferred Stock, which were only redeemable on the third, fourth and fifth anniversaries of the dates of their issuance and automatically upon exercise of the remaining warrants, upon ninety days notice to the Company, at any time and from time to time, after August 31, 1994, with the Company retaining the right to pay the redemption price in Common Stock.

     On May 16, 1995, the Company received notice from the Series B Preferred holder exercising its redemption rights. The Company has elected to redeem in shares of Common Stock and the holder has exercised its option to have the Company sell its shares of Common Stock. The aggregate redemption price is $5 million, plus accrued dividends from January 1, 1995 to the date of redemption. The Company has registered 5.3 million shares for sale and has reserved additional shares should the sale of the registered shares not be sufficient to fulfill the redemption obligation. Approximately 4,321 shares had been redeemed at December 31, 1995, from the sale of 919,900 shares of Common Stock. An additional 725 shares have been redeemed during the first quarter of 1996 from the sale of 700,000 shares of Common Stock. Proceeds are first allocated to accrued dividends, with the remainder applied toward redemption of shares of the Series B Preferred Stock. By letter dated April 5, 1996, the holder has advised the Company that it is not satisfied with the rate at which the Series B shares are being redeemed and that unless the rate of redemption is accelerated, the holder may no longer extend the time in which the redemption is to be completed.

     Series C Preferred Stock
     ------------------------

     In September 1993, the Company completed a private placement of an aggregate of 64,780 shares of Series C, Cumulative Convertible Preferred Stock, par value $1.00 per share ("Series C Preferred Stock") resulting in aggregate proceeds of $6.5 million before expenses of the offering.

      In June 1994, the Company issued a redemption notice to the holders of the Series C Preferred Stock pursuant to which the Company would redeem their shares for $110 per share plus accrued dividends, in cash and all such holders elected to convert their shares of Series C Preferred Stock into Common Stock at a conversion price of $.463 per share. The Company issued 16,793,153 shares of Common Stock in respect of such conversion during 1994.

     Series D Preferred Stock
     ------------------------

      In December 1993, the Company completed a private placement of an aggregate of 15 Series D Preferred Stock Units, each unit comprised of 1,000 shares of Series D, Cumulative Convertible Preferred Stock, par value $1.00 per share ("Series D Preferred Stock") and a .015 percent contractual interest in XCL-China's net revenues under the Production Sharing Agreement relating to the Zhao Dong Block, which was not material. The Company realized aggregate proceeds of $1.5 million before expenses of the offering.

      In February 1994, an additional 32 Series D Preferred Stock Units were issued, each unit comprised of 500 shares of Series D Preferred Stock and a .0075 percent contractual interest in XCL-China's net revenues under the Production Sharing Agreement relating to the Zhao Dong Block which was not material, resulting in net proceeds of $1.6 million before expenses of the offering.

     In July 1994, the Company notified the holders of the Series D Preferred Stock of its intention to redeem the stock on August 1, 1994, for $110 per share plus accrued dividends, in cash and all such holders elected to convert their shares of Series D Preferred Stock into Common Stock at a conversion price of $.463 per share. The Company issued 9,007,162 shares of Common Stock in respect of such conversion during the third quarter of 1994.

     Series E Preferred Stock
     ------------------------

      During the third quarter of 1995 and first quarter of 1996, the Company completed a private placement of up to an aggregate of 50,000 shares of a new series of Preferred Stock designated the Series E, Cumulative Convertible Preferred Stock, $1.00 par value per share ("Series E Preferred Stock"). As of March 31, 1996, the Company has placed 43,821 shares of Series E Preferred Stock for which it received approximately $1.9 million in cash and 2.8 million shares of its unregistered Common Stock valued at $1.4 million in consideration. The acquisition of the aforementioned shares of Common Stock is recorded under the par value method of accounting for treasury stock. The Series E Preferred Stock is nonvoting, except in certain circumstances, including the right to elect two directors in the event the Company fails to pay two consecutive semiannual dividends; bears a fixed cumulative dividend at the annual rate of $10 per share, payable semiannually in cash, or, at the Company's election, in additional shares of Series E Preferred Stock, subject to an increase to $12 per share in the event the Company fails to register the underlying Common Stock under the Act by December 31, 1996 ("Conversion Commencement Date") and a further increase in the event the Company fails to declare and pay a dividend on a regularly scheduled dividend payment date; is redeemable for cash by the Company in whole or in part at any time, at a price (the "Redemption Price") equal to (i) $125 per share if redeemed prior to March 31, 1996 and (ii) thereafter $120 per share, decreasing ratably over the succeeding five quarters to $100 per share, in each case plus accrued and unpaid dividends to the redemption date; is convertible, at the holder's option, at any time in whole or in part after the earlier of the ("Conversion Commencement Date") or the date of any redemption notice into that number of shares of Common Stock as shall equal the quotient of the $100 per share divided by $.50, in each case subject to adjustment; and a liquidation preference of $100 per share, plus all accrued and unpaid dividends. Currently the Company has an insufficient number of shares of Common Stock to enable such securities to be converted and the Company intends to request approval of an increase in the number of authorized shares of Common Stock at its Annual Meeting of Shareholders scheduled to be held in June 1996. The Series E Preferred Stock ranks senior to the Common Stock and pari passu with the Series A and Series B Preferred Stock with respect to the payment of dividends and distributions upon the liquidation of the Company. On December 29, 1995, the Board of Directors declared the semiannual dividend payable on December 31, 1995, be paid in additional shares of Series E Preferred Stock. During the first quarter of 1996, an aggregate 307 shares of Series E Preferred Stock were issued in respect of this dividend.

   Dividends

     The Company's Series A Preferred Stock dividend requirements are approximately 2.7 million pounds sterling (U.K.) annually and currently insufficient liquidity exists to continue to pay such amounts. Further, the Company's credit agreement restricts payment of cash dividends. With the approval of its lender, the Company intends to pay the June 30, 1995 dividend in cash to be obtained from the sale of Common Stock. The Company declared cash dividend payments on its Series A and Series B Preferred Stocks of $2.6 million and $2.5 million for the six months ended December 31, 1994 and June 30, 1995, respectively. In order to reduce the cash requirement, effective June 26, 1995, the Company entered into agreements with three U.S. holders of Series A Preferred Stock representing approximately 59 percent of the class pursuant to which they elected to receive their dividends in Common Stock of the Company. The Company issued 4.3 million shares during the third quarter of 1995 under these agreements. The Company has agreed to register these shares of Common Stock. Cash dividends remaining to be paid with respect to the June 30, 1995 dividend declaration, aggregate approximately $900,000. The cash dividend portion is currently ten months in arrears. The Company, upon obtaining an increase in the number of shares of Common Stock authorized, intends to either sell sufficient shares to pay the remaining dividend or offer such shares of Common Stock in payment of such dividend. The Company issued 5,843,028 and 3,597,436 shares of Common Stock in payment of dividends on its Series A Preferred Stock in 1994 and 1993. The Company issued 1,538,390 and 210,000 shares of Common Stock in payment of dividends on its Series B Preferred Stock in 1994 and 1993. Dividends during 1995 on the Series B Preferred Stock were paid from proceeds of sales of redemption stock, which were applied first to accrued dividend then the redemption of shares of Series B Preferred Stock. During 1994, the Company issued 2,119 shares of Series C Preferred Stock in payment of Series C Preferred Stock dividend for December 1993 and June 1994. During 1994, the Company issued 20 shares of Series D Preferred Stock in payment of the Series D dividend. During the first quarter of 1996, the Company issued 307 shares of Series E Preferred Stock in payment of the dividend payable December 31, 1995 on the Series E Preferred Stock.

      The December 31, 1995 dividend payment on the Series A Preferred Stock has been declared payable in additional shares of Series A Preferred Stock. During 1996, the terms of the Series A Preferred Stock were amended to allow for payment of the December 31, 1995 and subsequent dividend payments to be made in additional shares of Series A Preferred Stock. The Board of Directors correspondingly approved a 250,000 share increase in the number of shares of authorized Series A Preferred Stock authorized. An aggregate of approximately 53,932 shares of Series A Preferred Stock are to be issued during 1996, in payment of the December 31, 1995 dividend and withholding taxes.

      The Company's ability to pay future cash dividends is restricted by the INCC Agreement.

  Common Stock

      The  Company issued 18,972,814, 104,503,217 and  19,112,611 shares of Common Stock during 1995, 1994 and 1993, respectively. The Company had 253,642,986, 237,184,410 and 132,681,193 shares of Common Stock issued and outstanding at December 31, 1995, 1994 and 1993, respectively.

      Included in the shares issued during 1995 are approximately 7 million shares of Common Stock sold in an overseas offering during December 1995. Included in the shares issued during 1994, are 50 million shares of Common Stock sold at $.50 per share in a registered public offering during January 1994.

   Common Stock Warrants

      As of December 31, 1995, outstanding warrants to purchase the Company's Common Stock are as follows:

                                            Common Stock
                                           Issuable Upon   Warrant Exercise      Proceeds if
                                              Exercise           Price          Exercised
                                           ------------   ----------------     -------------

Total Warrants Expiring in 1996              3,675,000     $1.00 to $1.50      $  4,443,750
Total Warrants Expiring after 1997 <F1>     30,174,903     $0.31 to $1.50        25,881,887
                                            ----------                          -----------
        Total Warrants                      33,849,903                         $ 30,325,637
                                            ==========                          ===========
- -------------

<F1>
   Under the terms of certain outstanding warrants, which are not exercisable until after November 30, 1996, the Company is required to reserve a sufficient number of shares of Common Stock to enable such securities to be so converted and exercised. Currently, the Company has an insufficient number of shares available for reservation and the Company intends to request approval for an increase in the number of authorized shares of Common Stock at its Annual Meeting of Shareholders scheduled to be held in June 1996.

(8)   Income Taxes
- ------------------

      The Company has significant loss carryforwards which have been recorded as deferred tax assets. Due to realization of such amounts being deemed uncertain with respect to the provisions of SFAS No. 109, a valuation allowance has been recorded for the entire amount.

      The  significant components of the net deferred tax expense
(benefit) for 1995 and 1994, were as follows (000's):

                                               1995      1994
                                               ----      ----
Current year tax net operating loss         $ (6,243)  $ (6,529)
Tax/book depreciation, depletion and
  amortization difference                    (24,936)    (6,005)
Oil and gas property expenditures treated
  as expense for income tax purposes           2,010      2,740
Other accruals                                (1,792)    (2,763)
Reserve for investments                       (1,318)      (601)
Increase (decrease) in valuation allowance    32,279     13,158
                                             -------    -------
                                            $     --   $     --
                                             =======    =======

      The components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994, were as follows (in
000's):

                                              1995       1994
                                              ----       ----
Deferred tax assets:
    Net operating loss carryforwards        $ 54,329   $ 48,128
    Other liabilities and reserves             1,960      1,051
    Property and equipment, net               17,454     (7,715)
    Valuation allowance                      (73,743)   (41,464)
                                             -------    -------
Total deferred tax assets                   $     --   $     --
                                             =======    =======

      At December 31, 1995, the Company had net operating loss carryforwards for tax purposes in the approximate amount of $146 million which are scheduled to expire by the year 2010. Additionally, the Company has available acquired net operating loss carryforwards in the approximate amount of $9 million which are scheduled to expire by the year 2000, and which are available to offset taxable income of an acquired subsidiary.

      At December 31, 1995, the Company had alternative minimum tax carryforwards in the approximate amount of $91 million which are scheduled to expire by the year 2010. Additionally, the Company has acquired alternative minimum tax loss carryforwards in the approximate amount of $12 million which are scheduled to expire by the year 2000, and which are available for use by an acquired subsidiary. The Company also has $1 million of general business credit carryforwards which are available until the year 2000 to offset future tax liabilities of an acquired subsidiary.

(9)   Stock Option Plans
- ------------------------

     The Company's stock option plans provide for the issuance of incentive and nonqualified stock options. Under these plans the Company is authorized to grant options to selected employees, directors and consultants to purchase shares of the Company's Common Stock at an exercise price (for the Company's incentive stock options) of not less than the market value at the time such options are granted. In June 1992, the shareholders of the Company approved the adoption of the Company's Long-Term Stock Incentive Plan ("LTSIP") under which the Company is authorized to issue an aggregate of 16.5 million shares of Common Stock pursuant to future awards granted thereunder. The Company's prior stock option plans will be consolidated into the LTSIP by replacing options granted under the existing stock option plans with comparable options granted under the LTSIP for an equivalent number of shares.

      A summary of the stock option plans activity for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                                                  Non-
                                                               Incentive       Qualified
                                                 Total          Options         Options
                                                 -----         ---------      ---------
Balance outstanding at December 31, 1992        9,454,290      3,879,295      5,574,995
Options granted in 1993 at prices ranging
  from $0.9375 to $1.25 per share                 600,000        100,000        500,000
Options canceled during year                   (1,145,600)      (887,822)      (257,778)
                                                ---------      ---------      ---------
Balance outstanding at December 31, 1993        8,908,690      3,091,473      5,817,217
Options granted in 1994 at $1.25                4,896,683      2,077,500      2,819,183
Options canceled during year                   (1,200,200)    (1,100,200)      (100,000)
Options exercised during year                    (140,000)            --       (140,000)
                                               ----------      ---------      ---------
Balance outstanding at December 31, 1994       12,465,173      4,068,773      8,396,400
Options granted in 1995 at $1.25 per share        680,000        200,000        480,000
Options canceled during year                   (1,455,500)    (1,055,358)      (400,142)
                                               ----------      ---------      ---------
Balance outstanding at December 31, 1995       11,689,673      3,213,415      8,476,258
                                               ==========      =========      =========
Shares exercisable at December 31, 1993         8,422,022      2,805,413      5,616,609
                                               ==========      =========      =========
Shares exercisable at December 31, 1994         9,586,828      3,153,765      6,433,063
                                               ==========      =========      =========
Shares exercisable at December 31, 1995        10,258,327      2,987,072      7,271,255
                                               ==========      =========      =========

Shares available for future grant under
  the plans at December 31, 1995                4,810,327
                                               ==========

(10)   Employee Benefit and Incentive Compensation Plans
- --------------------------------------------------------

      In 1989, the Company adopted an employee benefit plan under
Section 401(k) of the Internal Revenue Code, for the benefit of employees meeting certain eligibility requirements. The Company has received a favorable determination letter from the Internal Revenue Service regarding the tax favored status of the 401(k) plan. Employees can contribute up to 10 percent of their compensation. The Company, at its discretion and subject to certain limitations, may contribute up to 75 percent of the amount contributed by each participant. There were no Company contributions in 1995, 1994 or 1993.

(11)   Other Commitments and Contingencies
- ------------------------------------------

      Other commitments, contingencies and subsequent events include:

o Under the Production Sharing Agreement effective May 1993, pursuant to which the Company acquired exploration, development and production rights to the Zhao Dong Block, the Company remains obligated to drill two additional exploratory wells by May 1996. In 1994, the Company farmed out one-third of its interest in the concession, accordingly the costs of the remaining exploratory wells will be shared two-thirds by the Company and one-third by the partner. In
     May 1995, the Company and its partner entered into an agreement, approved by Chinese authorities in August 1995, whereby the partner would:

                (i) pay 100 percent of the costs to drill and test three wildcat wells on the Zhao Dong Block.

          (ii) pay 100 percent of the costs to drill and test the C-3 appraisal well in the "C" Field.

          (iii) purchase from the Company a 16.67 percent interest in the oil and gas reserves of the "C" Field. Payment for this purchase will be computed and made to the Company from time to time as the field is being developed in order to insure that the Company will receive the full market value of the 16.67 percent interest; and

          (iv) assume operatorship of the Zhao Dong Block and, in consideration of the above identified wells to be drilled at Apache China Corporation LDC's ("Apache") sole cost for the Company, acquire from the Company an additional 16.67 percent interest in the remainder of the block outside the "C" Field.

          Pursuant to the above agreements, the Company will retain a 50 percent interest in its original ownership in the Zhao Dong Block. Under the Production Sharing Agreement the Company remains obligated to drill one additional exploratory well by May 1997. The cost of the D-1 well and the remaining exploratory well will be paid by Apache, as described in (i) above.

o On December 1, 1995, the Company submitted certain accounting disputes to arbitration arising from Apache's operations at the Zhao Dong Block. In the initial submission, the Company disputed certain amounts charged to the Company by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls. Amounts involved in later months joint interest billings and cash calls were subsequently added to the submission. As of March 4, 1996, the total amount in dispute and claimed by
     Apache  to  be  owed by the Company was $1.78 million.   The
     Company believes that these charges have been fully provided for in the consolidated financial statements.

o The Company has future commitments of $1.8 million associated with its joint venture contract to enter the lubricating oil business in China.

o During 1992, the Company received notice, and amendment thereto, of a proposed assessment for state income and franchise taxes. During December 1993, the Company and two of its wholly-owned subsidiaries, XCL-Texas, Inc. and XCL Acquisitions, Inc. were sued in separate law suits entitled Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. Exploration Company of
     Louisiana,   Inc.   (15th  Judicial  District,   Parish   of
     Lafayette, Louisiana, Docket No. 93-5449); Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. XCL-Texas, Incorporated (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-
     5450);  and Ralph Slaughter, Secretary of the Department  of
     Revenue   and   Taxation,  State  of   Louisiana   vs.   XCL
     Acquisitions,  Inc.  (15th  Judicial  District,  Parish   of
     Lafayette,  Louisiana, Docket No. 93-5337) by the  Louisiana
     Department   of   Revenue  for  Louisiana  State   corporate
     franchise   and   income  taxes.   The  claims   relate   to
     assessments for the 1987 through 1991 fiscal years. The aggregate amount of the assessments, including penalties and interest, is approximately $2.25 million as of the original due date excluding extensions for filing of the respective
     returns.   The  Company believes that this  contingency  has
     been adequately provided for in the consolidated financial statements. The law suits are all in their initial stages. The Company has filed answers to each of these suits and intends to defend them vigorously. The Company believes it has meritorious defenses and has instructed its counsel to contest these claims.

o In connection with a lawsuit entitled The Elia G. Gonzalez Mineral Trust, et al vs. Edwin L. Cox, et al which was settled  and dismissed on December 31, 1993, two  groups  of
     non-participating  royalty owners filed interventions.   The
     court ordered the interventions stricken. During 1994, the first group appealed and the second group filed a new lawsuit. The Company settled the new lawsuit filed by the second group with its share of the settlement being $20,000. During December 1994, the appellate court affirmed the trial court's decision to deny the intervention to the first group. The Company, in March 1995, was named as a third
     party  defendant  by  the  original  lessor  who  had   been
     previously sued by the nonparticipating royalty owners comprising the first group. Management believes that the outcome of the lawsuit will not have a material adverse effect on the Company's liquidity or results of operations. The Company intends to defend vigorously all claims asserted by the first group in its lawsuit.

o During April 1994, the Company was sued in an action entitled Kathy M. McIlhenny vs. The Exploration Company of Louisiana, Inc. (15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 941845). Kathy McIlhenny, former wife of a director of the Company, has asserted a claim in the aggregate amount of approximately $500,000 in respect of compensation for certain services alleged to have been performed on behalf of the Company and under an alleged verbal employment agreement and, by amendment, asserted a claim for payments arising from purported rights to mineral interests. The Company believes that such claim is without
     merit   and  rejects  the  existence  of  any  such  alleged
     agreement.

o The Company is subject to other legal proceedings which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company or results of operations of the Company.

o The Company is subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Although management believes that such
     operations   are  in  general  compliance  with   applicable
     environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities will not be incurred.

(12)   Other Related Party Transactions
- ---------------------------------------

      The Company had transactions with certain officers and affiliates not disclosed elsewhere, as follows:

o    In  connection  with  the  scrip  dividend  payments  on  the
     Company's Series A Preferred Stock (see Note 7 to the Consolidated Financial Statements) and certain financings, an entity in which a former director of the Company is employed received approximately $13,475 in 1994 in advisory fees and administrative services. The parent company of the entity, acted as an escrow agent in the Company's registered public offering completed in January 1994 and received $45,000 in payment for such service. This entity also owns $2.25 million in principal amount of the Company's Secured Subordinated Notes due April 5, 2000 and in 1994 received 292,335 shares of Common Stock in respect of interest due
     thereon.   In  connection  with  the  Net  Revenue  Interest
     acquired as a result of the Subordinated Debt investment, this entity received $733. During 1994, another affiliated entity, from time to time, acted on behalf of the Company as a placing agent for sales of the Company's securities in the United Kingdom and provided financial consulting services for the Company for which it received an aggregate of $1,169,925 in such capacities. Additionally, this entity was issued 417,566 shares of Common Stock with a fair market value of $417,566 in lieu of a cash payment for services
     rendered   and  to  be  rendered  in  connection   with   an
     introduction of the Company to the Hong Kong Stock  Exchange
     and   other  corporate  advisory  services  related  to  the
     Company's activities in the Far East.

o During 1995, a director of the Company who was also a holder of one Lease Note unit received 14,286 shares of Common Stock upon exercise of a warrant comprising a portion of the Lease Note Unit and has received cash payments aggregating $273 under net revenue interests held. During 1994, he received 77,231 shares of Common Stock upon tender of his
     Lease   Note   ($91,712  principal  and  accrued  interest).
     Additionally in 1994, such director received cash payments totaling $690 under net revenue interests held on certain of
     the  Company's  domestic  producing  properties.   Such  net
     revenue  interests were assigned as a portion of  the  Lease
     Note unit.

o In 1994, the Company purchased from a company affiliated with a former director an interest in a 72,000-acre ranch in south Texas by issuance of Common Stock (see Note 5 to the Consolidated Financial Statements).

o In 1988, the Chairman of the Company received a deposit of approximately $200,000 in consideration of his continuing
     guaranty  of  the  Company's building mortgage  loan.   This
     deposit is to be repaid upon the satisfaction of the mortgage.

(13)   Oil and Gas Producing Activities
- ---------------------------------------

      The following supplementary information is presented in accordance with the requirements of Statement of Financial
Accounting  Standards  No. 69 - "Disclosures About  Oil  and  Gas
Producing Activities."

   Results of Operations from Oil and Gas Producing Activities
   -----------------------------------------------------------

      The results of operations from oil and gas producing activities for the three years ended December 31, 1995 are as follows (000's):

                                                              Year Ended December 31
                                                           ---------------------------
                                                           1995        1994       1993
                                                           ----       -----       ----
Revenues from oil and gas producing activities:
      Sales to unaffiliated parties                     $  2,480    $  4,336    $  8,499
                                                         -------     -------     -------
Production (lifting) costs:
      Operating costs (including marketing)                  985       1,341       2,449
      State production taxes and other                        51         356         573
                                                         -------     -------     -------
             Production costs                              1,036       1,697       3,022
Depletion and amortization                                 1,989       3,059       5,562
Provision for impairment of oil and gas properties        75,300      25,900       8,000
                                                         -------     -------      ------
              Total expenses                              78,325      30,656      16,584
                                                         -------     -------     -------
Pre-tax loss from producing activities                   (75,845)    (26,320)     (8,085)
Income tax expense                                            --          --          --
                                                         -------     -------     -------
Results of oil and gas producing activities (excluding
  corporate overhead and interest costs)                $(75,845)   $(26,320)   $ (8,085)
                                                         =======     =======     =======

      The  depreciation, depletion and amortization  (DD&A)  rate averaged $1.23, $1.25 and $1.27 per equivalent Mcf in 1995,  1994 and 1993, respectively.

  Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion and amortization relating to the Company's proved and unproved oil and gas properties, are as follows (000's):

                                              December 31
                                            ----------------
                                            1995        1994
                                            ----        ----
Proved properties                         $     --    $158,634
Domestic unproved properties                    --      37,856
Foreign unproved properties                 27,315      17,696
                                           -------     -------
      Total                                 27,315     214,186
Accumulated depreciation, depletion and
  amortization, and valuation allowances        --     (98,388)
                                           -------     -------
      Total net capitalized costs         $ 27,315    $115,798
                                           =======     =======

      The capitalized costs for the foreign properties represent cumulative expenditures related to the Zhao Dong Block Production
Sharing Agreement.

      The Company's investment in oil and gas properties as of December 31, 1995, consists of unevaluated properties which have been excluded from amortization. Such costs will be evaluated in future periods based on management's assessment of exploration activities, expiration dates of licenses, permits and concessions, changes in economic conditions and other factors. As these properties become evaluated, their cost and related estimated future revenue will be included in the calculation of the DD&A rate. Such costs were incurred as follows:

      Costs  for  unproved  properties were incurred  as  follows
(000's):

                                                        Year Ended December 31
                                                    -----------------------------------------------
                                       Total        1995        1994         1993    1992 and Prior
                                       -----        ----        ----         ----    --------------
Property acquisition costs           $ 22,185     $ 7,023     $ 8,978     $ 4,787     $ 1,397
Capitalized interest costs              5,130       2,596       1,792         742          --
                                      -------      ------      ------       ------      ------
       Total unproved properties     $ 27,315     $ 9,619     $10,770     $ 5,529     $ 1,397
                                      ======       ======     =======      ======      ======

  Capitalized Costs Incurred

     Total capitalized costs incurred by the Company with respect to its oil and gas producing activities including those held for sale were as follows (000's):

                                        Year Ended December 31
                                       -------------------------
                                       1995(a)  1994(a)  1993(a)
                                       -------  -------  -------
Costs incurred:
    Unproved properties acquired      $ 7,209  $  9,458  $  6,329
    Capitalized internal costs            135       660     1,246
    Capitalized interest and
      amortized debt costs              3,075     5,239     6,171
    Exploration                            --     2,181     2,256
    Development                         1,590     3,798     2,395
         Total costs incurred         $12,009   $21,336  $ 18,397
- -----------
(a) Includes Zhao Dong Block expenditures net of partner reimbursements of $7,023, $8,978 and $4,787 in 1995, 1994 and 1993, respectively for property acquisition costs and capitalized interest of $2,596, $1,792 and $742 in 1995, 1994 and 1993, respectively.

             Proved Oil and Gas Reserves (Unaudited)
             ---------------------------------------

      The following table sets forth estimates of the Company's net interests in proved and proved developed reserves of oil and gas and changes in estimates of proved reserves. The Company's net interests are located in the United States.

                                               Crude Oil (Mbbls)
                                             -------------------
                                             1995    1994   1993
                                             ----    ----   ----
Beginning of year                             294     395    402
    Revisions of previous estimates            24     (66)    20
    Extensions and discoveries                 --      --     --
    Production                                (19)    (31)   (38)
    Purchases (sales) of minerals in place   (241)     (4)    11
    Transfer of property to assets
      held for sale                           (58)     --     --
                                             ----     ---    ---
End of year                                    --     294    395
                                             ====     ===    ===
Proved developed reserves -
    Beginning of year                         126     153    153
                                             ====     ===    ===
    End of year                                --     126    153
                                             ====     ===    ===

                                           Natural Gas (Mmcf)
                                           ------------------
                                          1995    1994    1993
                                          ----    ----    ----
Beginning of year                       74,208   77,886   92,431
    Revisions of previous estimates     (9,003)  (9,547)  (9,942)
    Extensions and discoveries              --    8,227    2,616
    Production                          (1,474)  (2,218)  (4,397)
    Purchases (sales) of minerals
      in place                          (6,274)    (140)  (2,822)
    Transfer of property to assets
      held for sale                    (57,457)      --       --
                                       -------   ------   ------
End of year                                 --   74,208   77,886
                                       =======   ======   ======
Proved developed reserves -
    Beginning of year                   34,792   38,161   50,185
                                       =======   ======   ======
    End of year                             --   34,792   38,161
                                       =======   ======   ======

      The revisions in the Company's estimated quantities of gas and oil are attributable to revised estimates by Company engineers in 1995 and 1994 and independent petroleum engineers in fiscal 1993. For fiscal 1993, 1994 and 1995 significant downward revisions were attributed to the Company's interest in the Cox Field in Texas due largely to performance of producing wells.

              Supplementary Information (Unaudited)
              -------------------------------------

      The supplementary information set forth below presents estimates of discounted future net cash flows from proved oil and gas reserves and changes in such estimates. This information has been prepared in accordance with requirements prescribed by the Financial Accounting Standards Board (FASB). Inherent in the underlying calculations of such data are many variables and assumptions, the most significant of which are briefly described below:

      Future cash flows from proved oil and gas reserves were computed on the basis of (a) contractual prices for oil and gas - including escalations for gas - in effect at year-end, or (b) in the case of properties being commercially developed but not covered by contracts, the estimated market price for gas and the posted price for oil in effect at year-end. Probable and possible reserves - a portion of which, experience has indicated, generally become proved once further development work has been conducted - are not considered. Additionally, estimated future cash flows are dependent upon the assumed quantities of oil and gas delivered and purchased from the Company. Such deliverability estimates are highly complex and are not only based on the physical characteristics of a property but also include assumptions relative to purchaser demand. Future prices actually received may differ from the estimates in the standardized measure.

      Future  net  cash  flows have been  reduced  by  applicable
estimated   operating   costs,  production   taxes   and   future
development costs, all of which are based on current costs.

      Future net cash flows are further reduced by future  income taxes  which  are  calculated by applying the  statutory  federal
income   tax  rate  to  pre-tax  future  net  cash  flows   after
utilization of available tax carryforwards.

      To reflect the estimated timing of future net cash flows, such amounts have been discounted by the FASB prescribed annual rate of 10 percent.

      In view of the uncertainties inherent in developing this supplementary information, it is emphasized that the information represents approximate amounts which may be imprecise and extreme caution should accompany its use and interpretation.

Standardized Measure of Discounted Future Net Cash Flows Related
- ----------------------------------------------------------------
           to Proved Oil and Gas Reserves (Unaudited)
           ------------------------------------------

     The standardized measure of discounted future net cash flows from proved oil and gas reserves, determined in accordance with rules prescribed by the FASB, is summarized as follows:

                                       Year Ended December 31
                                     ------------------------
                                     1995      1994      1993
                                     ----      ----      ----
                                       (Thousands of Dollars)
Future cash inflows               $103,048   $159,666   $181,684
Future costs:
    Production, including taxes    (20,937)   (30,455)   (33,012)
    Development                    (35,276)   (34,534)   (33,850)
                                   -------    -------    -------
Future net inflows before
  income taxes                      46,835     94,677    114,822
                                   -------    -------    -------
Future income taxes                     --         --         --
                                   -------    -------    -------
Future net cash flows               46,835     94,677    114,822
10% discount factor                (20,795)   (34,429)   (49,634)
Transfer of properties to assets
  held for sale                    (26,040)        --         --
                                   -------    -------    -------
Standardized measure of
  discounted net cash flows       $     --   $ 60,248   $ 65,188
                                   =======    =======    =======

      The standardized measure of discounted net cash flows included a tight gas severance tax exemption as provided for in Texas Railroad Commission Statewide Rule 105. This exemption results in approximately $2.7 million of net present value discounted at 10 percent. The tight gas severance tax exemption is a temporary exemption which expires on August 31, 2001. There are no circumstances that must be met to keep the exemption in place.

  Changes in Standardized Measure of Discounted Future Net Cash
  -------------------------------------------------------------
        Flow From Proven Reserve Quantities  (Unaudited)
         -----------------------------------------------

                                                             1995         1994        1993
                                                             ----         ----        -----
                                                                 (Thousands of Dollars)
Standardized measure-beginning of year                     $ 60,248     $ 65,188     $ 71,246
Increases (decreases):
    Sales and transfers, net of production costs             (1,347)      (2,639)      (5,477)
    Net change in sales and transfer prices, net of
       production costs                                     (15,095)      (3,458)       5,384
    Extensions, discoveries and improved recovery, net of
       future costs                                              --        8,664        1,245
    Changes in estimated future development costs            (2,886)        (526)       1,657
    Development costs incurred during the period that
       reduced future development costs                       1,117           --           --
    Revisions of quantity estimates                          (8,003)     (14,695)     (10,572)
    Accretion of discount                                     6,024        6,519        7,125
    Net change in income tax                                     --           --           --
    Purchase (sales) of reserves in place                    (4,654)        (157)      (3,071)
    Changes in production rates (timing) and other           (9,364)       1,352       (2,349)
     Reclassification of reserves to assets held for sale   (26,040)          --           --
                                                            -------      -------      -------
Standardized measure-end of year                           $     --     $ 60,248     $ 65,188
                                                            =======      =======      =======

(14)   Supplemental Financial Information (Unaudited)
- -------------------------------------------------------

                 Quarterly Results of Operations
                 -------------------------------

                                                         Quarter                              Year
                                         -------------------------------------------          -----
                                         First      Second       Third        Fourth
                                         -----      ------       -----        ------
                                             (Thousands of Dollars, Except Per Share Amounts)
1995
- ----
Oil and gas revenues                   $    678     $    724    $    604     $    474      $  2,480
Loss from operations <F1>                (1,269)     (12,349)    (10,362)     (61,693)      (85,673)
Net loss <F1>                            (1,612)     (13,263)    (10,496)     (62,466)      (87,837)
Net loss per share <F1>                    (.01)        (.07)       (.04)        (.26)         (.38)

1994
- ----
Oil and gas revenues                   $  1,338     $  1,209    $  1,118     $    671      $  4,336
Loss from operations <F1>                (1,162)     (11,009)     (8,791)     (12,913)      (33,875)
Loss before extraordinary Item           (1,592)     (11,415)     (9,720)     (12,153)      (34,880)
Net loss <F1>                            (3,334)     (11,415)     (9,720)     (12,153)      (36,622)
Net loss per share <F1>                    (.02)        (.07)       (.05)        (.06)         (.21)

- -----------

<F1>
     1995 and 1994 results include a provision for impairment of oil and gas properties of $75,300 and $25,900, respectively.

Item 9.   Changes in and Disagreements on Accounting and
- --------------------------------------------------------
          Financial Disclosure.
          --------------------

     There have been no changes in and there are no disagreements with the Company's accountants on accounting and financial disclosure.

                            PART III


Item 10.   Directors and Executive Officers of the Registrant.
- --------------------------------------------------------------

      Officers of the Company and its wholly owned subsidiaries serve at the pleasure of the Board of Directors and are appointed annually at the meeting of the Board of Directors immediately following the annual meeting of shareholders. The following individuals were officers and directors of the Company and its subsidiaries during 1995.


                                                                            Officer  Director
         Name                          Position                      Age     Since     Since
        ------                       -----------                     ---    -------  --------
Marsden W. Miller, Jr.     Chairman of the Board and Chief
                           Executive Officer <F1>                     54     1981     1981
John T. Chandler           President and Director, Chairman and
                           Chief Executive
                           Officer of XCL-China Ltd. <F1><F7>         63     1982     1983
David A. Melman            Executive Vice President, General
                           Counsel, Secretary
                           and Director <F1>                          53     1983     1987
Edmund McIlhenny, Jr.      Director of the Company, President of
                           XCL Land, Ltd. <F4>                        50     1991     1990
Fred Hofheinz              Director of the Company, Attorney at
                           Law <F2><F3>                               58       --     1991
Arthur W. Hummel, Jr.      Director of the Company, Independent
                           Consultant <F2><F3><F5>                    75       --     1994
Sir Michael Palliser       Director of the Company, Independent
                           Consultant <F2><F3><F5>                    73       --     1994
Francis J. Reinhardt, Jr.  Director of the Company, Partner in
                           Carl H. Pforzheimer & Co. <F2><F3>         66       --     1992
Danny M. Dobbs             Executive Vice President and Chief
                           Operations Officer <F6>                    50     1991       --
Herb Hamilton              Executive Vice President Operations,
                           XCL-China, Ltd. <F7><F8>                   60     1995       --
Pamela G. Shanks           Vice President-Finance, Chief
                           Financial Officer
                           and Treasurer  <F9>                        43     1992       --
R. Thomas Fetters, Jr.     President, XCL-China, Ltd. <F7><F10>       56     1990       --
Roy F.C. Chase             Vice President and General Manager,
                           XCL-China, Ltd. <F7><F11>                  70     1993       --
R. Carter Cline            Vice President-Land                        47     1990       --
Perry L. Dragon            Vice President-Engineering <F12>           46     1989       --
John H. Haslam             Treasurer <F13>                            54     1996       --

- ----------------

<F1>
     Member  of the Executive Committee.  The Committee met  four
     times   during  1995  and,  subject  to  certain   statutory
     limitations on its authority, has all of the powers of the Board of Directors while the Board is not in session, except the power to declare dividends, make and alter Bylaws, fill vacancies on the Board or the Executive Committee, or change the membership of the Executive Committee.
<F2>
     Member of the Compensation Committee. The Committee met once
     in   1995.   It  is  charged  with  the  responsibility   of
     administering and interpreting the Company's stock option plans; it also recommends to the Board the compensation of
     employee-directors,  approves  the  compensation  of   other
     executives and recommends policies dealing with compensation and personnel engagements.
<F3>
     Member  of the Audit Committee.  The Committee met  once  in
     1995.   It reviews with the independent auditors the general
     scope of audit coverage. Such review includes consideration of the Company's accounting practices, procedures and system
     of   internal  accounting  controls.   The  Committee   also
     recommends to the Board the appointment of the Company's independent auditors, and at least annually, the Committee reviews the services performed and the fees charged by the independent auditors engaged by the Company.
<F4>
     XCL Land, Ltd. is a wholly owned subsidiary of the Company through which the Company holds title to and manages its fee
     properties.   Effective  February  1,  1996,  Mr.  McIlhenny
     resigned as an officer of XCL Land, Ltd.
<F5>
     Effective March 1, 1996, Mr. Palliser retired from Samuel Montagu & Co. Limited
<F6>
     Effective March 17, 1994, Mr. Dobbs was appointed to the position of Executive Vice President and Chief Operations Officer of the Company.
<F7>
     XCL-China, Ltd. is a wholly owned subsidiary of the Company which manages the Company's oil and gas operations in the PRC.
<F8>
     Mr.  Hamilton commenced employment with the Company on April
     24, 1995.
<F9>
     Effective February 1, 1996, Ms. Shanks resigned as an officer of the Company.
<F10>
     Mr. Fetters resigned as an officer of the Company effective September 15, 1995. Mr. Chase resigned as an officer of XCL-China, Ltd. effective May 1, 1995.

<F11>
     Mr. Chase served as a consultant to the Company from May 1, 1995 to August 10, 1995.

<F12>
     On September 19, 1995, Mr. Dragon resigned as an officer of the Company.
<F13>
     Mr. Haslam was appointed Treasurer on March 21, 1996.

      Under the Certificate of Incorporation and Bylaws of the Company, the Board of Directors is divided into three classes of directors serving staggered three-year terms, with one class of directors to be elected at each annual meeting of shareholders and to hold office until the end of their term and until their successors have been elected and qualified. The current Class III directors, whose terms of office expire at the 1996 annual meeting of shareholders, are Messrs. John T. Chandler and Fred Hofheinz; and the current Class I directors, whose terms of office expire at the 1997 annual meeting of shareholders, are Messrs. David A. Melman, Arthur W. Hummel, Jr. and Michael Palliser, and the current Class II directors, whose term of office expire at the 1998 annual meeting of shareholders, are Messrs. Marsden W. Miller, Jr., Francis J. Reinhardt, Jr. and Edmund McIlhenny, Jr.

     The Board held four meetings in 1995. The average attendance by directors at these meetings was 86 percent, and all directors attended 95 percent of the Board and Committee meetings they were scheduled to attend.

      Under Delaware law and the Bylaws, incumbent directors have the power to fill any vacancies on the Board of Directors, however occurring, whether by an increase in the number of directors, death, resignation, retirement, disqualification, removal from office or otherwise. Any director elected by the Board to fill a vacancy would hold office for the unexpired term of the director whose place has been filled; except that a director elected to fill a newly created directorship resulting from an increase in the number of directors, whether elected by the Board or shareholders, would hold office for the remainder of the full term of the class of directors in which the new directorship was created or the vacancy occurred and until his successor is elected and qualified. If the size of the Board is increased, the additional directors would be apportioned among the three classes to make all classes as nearly equal as possible.

      Pursuant to the terms of an agreement dated April 17, 1992 between the Company and China Investment & Development Co., Ltd. ("CIDC"), the Company granted to CIDC the right to appoint a nonvoting observer to the Company's Board of Directors so long as CIDC owns at least 16,667 shares of Series B Preferred Stock or their equivalent in Common Stock on an as converted basis.

      There are no arrangements or understandings with any directors pursuant to which he has been elected a director nor are there any family relationships among any directors or executive officers.

Biographical Information
- ------------------------

      MARSDEN W. MILLER, JR., is the Chairman and Chief Executive Officer of the Company, as well as a director, and has held the positions of Chief Executive Officer and director since its incorporation. Prior to 1981, from 1964, Mr. Miller engaged in the oil business as an independent, was an officer in various oil companies, principally Westrans Industries, Inc. from 1970 to 1973, Meridian Minerals, Inc. from 1973 to 1976, and Miller Coal Services, Inc. and its subsidiaries from 1979 to 1981, and practiced law.

      JOHN T. CHANDLER, is President of the Company and Chairman and Chief Executive Officer of XCL-China Ltd., a wholly owned subsidiary of the Company responsible for the Company's operations in the PRC. He joined the Company in June 1982, becoming a director in May 1983. From 1976 until he joined the Company, he was the Managing Partner of the Oil and Gas Group of GSA Equity, Inc., New York and director of Executive Monetary Management, Inc., the parent company of GSA Equity, Inc. From 1972 to 1976, he was director and Vice President of Exploration and Production of Westrans Petroleum, Inc. and a director of a number of its subsidiaries. During 1971 and 1972, he was a petroleum consultant and manager of the oil department of Den Norske Creditbank in Oslo, Norway. Mr. Chandler was Vice President and Manager of the Petroleum Department of the Deposit Guaranty National Bank in Jackson, Mississippi from 1969 to August 1971 and, from 1967 to February 1969, was a petroleum engineer first for First National City Bank and then The Bank of New York. From March 1963 to July 1967, he was employed by Ashland Oil and Refining Company as a petroleum engineer. From 1959 to 1963, he held the same position with United Producing Company, Inc., which was acquired by Ashland Oil.

      Mr. Chandler graduated from the Colorado School of Mines with a Professional degree in petroleum engineering and is a Registered Professional Engineer in the States of Colorado and Texas, a member of the Society of Petroleum Evaluation Engineers and a member of AIME.

      DAVID A. MELMAN, is Executive Vice President, General Counsel and Secretary of the Company and, since September 14, 1987, a director of the Company. Prior to joining the Company in December of 1983, he held senior management positions with an oil and gas venture capital partnership sponsored by Citibank N.A. (since May 1981) and with Energy Assets International Corporation from September 1978 to May 1981. His professional experience includes the practice of law with Burke & Burke (1969-1971) and of accountancy with Coopers & Lybrand (1968-1969). He is a member of the New York State Bar and is a director of Sheffield Exploration Company, Inc., an American Stock Exchange listed company. Mr. Melman holds a B.S. degree in economics and J.D. and LL.M (taxation) law degrees.

     EDMUND McILHENNY, JR., joined the Company in August 1991, as President of XCL Land, Ltd., a wholly owned subsidiary of the Company. From 1972 to 1974, he was involved in the practice of law in New Orleans, Louisiana. From 1975, Mr. McIlhenny held various administrative positions with E. McIlhenny's Son Corporation, and subsidiaries, involved primarily in the manufacture of TABASCO, including Vice President, Secretary and a director, as well as a member of its Executive Committee. From 1984 to the present, he has been a director, member of the Executive Committee and Land Management Committee, and in 1988 was elected Vice President and Secretary, of Vermilion Corporation, a land holding company located in Abbeville, Louisiana. Mr. McIlhenny is a graduate of the University of North Carolina at Chapel Hill with a B.A. degree and the Tulane University School of Law with a J.D. degree. Mr. McIlhenny was elected a director in June 1990. Effective February 1, 1996, Mr. McIlhenny resigned as President of XCL Land, Ltd.

     FRED HOFHEINZ, is an attorney at law in Houston, Texas. From 1984 to 1987, he served as President of Energy Assets International Corporation, a fund management company, now a subsidiary of Torch Energy Advisors, then served as a consultant to Torch Energy Advisors until 1989. Mr. Hofheinz also served as the Mayor of Houston, Texas from 1974 to 1978. He, along with his family, developed the Astrodome in Houston, and owned the Houston Astros baseball team until 1974. He is founder and director of United Kiev Resources, Inc., an oil and gas production company operating in the Republic of the Ukraine in the name of its wholly owned subsidiary, Carpatsky Petroleum Company. Mr. Hofheinz earned a Ph.D. degree in Economics from the University of Texas and his law degree from the University of Houston. He was appointed as a director by the Board at a meeting held March 21, 1991.

     ARTHUR W. HUMMEL, JR., a director since April 1994, has been active in consulting with firms doing business in East Asia, and participating in academic and scholarly conferences in the U.S. and in the East Asia region since his retirement, after thirty five years of service, from the State Department in 1985. He is a member and trustee of many academic, business, and philanthropic organizations involved in international affairs.

      Mr. Hummel was born in China. After education in the U.S. he returned to China prior to Pearl Harbor. After internment by the Japanese he escaped and fought with Chinese guerrillas behind the Japanese lines in north China until the end of the war.

     He obtained an M.A. (Phi Beta Kappa) in Chinese studies from the University of Chicago in 1949, and joined the State Department in 1950. His early foreign assignments include Hong Kong, Japan and Burma. He was Deputy Director of the Voice of America in 1961-1963; Deputy Chief of Mission of the American
Embassy in Taiwan, 1965-1968; Ambassador to Burma, 1968-1970; Ambassador to Ethiopia, 1975-1976; Ambassador to Pakistan, 1977-1981; and Ambassador to the People's Republic of China, 1981-
1985. He was Assistant Secretary of State for East Asia 1976-1977. He has received numerous professional awards from within and outside the Government.

     SIR MICHAEL PALLISER, a director since April 1994, was until his retirement in March 1996, Vice Chairman of Samuel Montagu & Co. Limited, the merchant bank which was owned by Midland Bank, of which he was Deputy Chairman from 1987 to 1991, and which is now part of the Hong Kong & Shanghai Banking Corporation. He was Chairman of Samuel Montagu from 1984 to 1993. In 1947, he joined the British Diplomatic Service and served in a variety of overseas and Foreign Office posts before becoming head of the Planning Staff in 1964-1966, Private Secretary to the Prime Minister, 1966-1969, Minister in the British Embassy in Paris, 1969-1971, and the British Ambassador and Permanent Representative to the European Communities in Brussels from 1971-1975. He was, from 1975 until his retirement in 1982, Permanent Under-Secretary of State in the Foreign and Commonwealth Office, and Head of the Diplomatic Service. From April to July 1982, he was a special adviser to the Prime Minister in the Cabinet Office during the Falklands War. He was appointed a Member of the Privy Council in 1983. Effective December 31, 1995, Mr. Palliser resigned as President of the China-Britain Trade Group and a director of the UK-Japan 2000 Group, and effective February 29, 1996, he resigned as Deputy Chairman of British Invisibles. Mr. Palliser currently is a member of the Trilateral Commission, a director of the Royal National Theatre, and Chairman of the Major Projects Association, designed to assist in and for the handling of major industrial projects. He is a former Director of BAT Industries, Bookers, Eagle Star, Shell and United Biscuits.

      Sir Michael Palliser was educated at Wellington College and
Merton  College, Oxford.  He saw wartime service in  the  British
Army with the Coldstream Guards.

      FRANCIS J. REINHARDT, JR., is a partner in the New York investment banking firm of Carl H. Pforzheimer & Co. Mr.
Reinhardt has been a partner in the firm for 30 years and has held various positions, specializing in independent oil and gas securities, mergers and acquisitions, placements participation and institutional sales since 1956. Mr. Reinhardt holds a B.S. degree from Seton Hall University and received his M.B.A. from New York University. Mr. Reinhardt is a member of the New York Society of Security Analysts, is a member of and has previously served as president of the Oil Analysts Group of New York, is a member and past president of the National Association of Petroleum Investment Analysts and is a member of the Petroleum Exploration Society of New York. Mr. Reinhardt also serves as a director of Mallon Resources Corporation, a NASDAQ traded petroleum and mining company, as well as several privately held companies. Mr. Reinhardt was appointed as a director of the Company by the Board at a meeting held December 11, 1992.

      DANNY M. DOBBS, is the Executive Vice President and Chief Operating Officer of the Company effective March 1994. Mr. Dobbs previously served as Vice President-Exploration of XCL Exploration & Production, Inc., a wholly owned subsidiary of the Company, having joined the Company in 1985 as Senior Exploration Geologist. From 1981 to 1985 Mr. Dobbs was a consulting geologist. From 1976 to 1981, he held the position of Exploration Geologist in the South Louisiana District for Edwin L. Cox in Lafayette, Louisiana. He served in various geologic positions with Texaco, Inc. from 1971 to 1976 where his experience encompassed management, structural and stratigraphic mapping, coordination of seismic programs and budget evaluation and preparation. Mr. Dobbs holds B.S. and M.S. degrees in geology from the University of Alabama, Tuscaloosa, Alabama.

      HERB HAMILTON is Vice President Operations of XCL-China Ltd., having joined the Company in 1995. Mr. Hamilton has more than 30 years of experience in the fields of engineering, construction, construction management and consulting on heavy civil works, offshore platforms, submarine pipelines and construction equipment in over 35 countries. From 1990 to 1993, Mr. Hamilton served as Senior Project Manager for Earl and Wright in Houston, Texas. From 1993 to 1994, he served as President and a consultant to Planterra, Inc. in Houston, Texas and from 1994 until joining the Company, he was an independent consultant. Mr. Hamilton is a Registered Professional Engineer and holds a B.S. in Architectural Engineering from the University of Texas at Austin.

      R. CARTER CLINE is Vice President-Land, having joined the Company in October 1990. He has over 20 years of exploration and management experience. From 1982, until joining the Company, he was employed by Pacific Enterprises Oil Company (USA), successor by merger to Sabine Corporation, as East Gulf Coast Regional Land Manager in Houston, Texas. From 1979 to 1982, he served as Vice President-Land for Dynamic Exploration, Inc. in Lafayette, Louisiana. From 1974 to 1979, he served as Region Landman in Dallas and Division Land Manager in Houston, Texas, for Sabine Corporation, and from 1971 to 1974 was employed by Getty Oil Company in Houston, Texas and New Orleans, Louisiana. Mr. Cline holds a B.B.A. degree in Petroleum Land Management from the University of Texas, Austin and is a Certified Petroleum Landman.

      JOHN H. HASLAM is Treasurer, having joined the Company in 1990. He has over 33 years of business experience, including 25 years in Internal Audit with Getty Oil, ENSTAR Corporation and TransAmerican Natural Gas Corporation. Most recently Mr. Haslam served in Internal Audit and Treasury with United Gas Pipeline. Mr. Haslam holds a B.B.A. degree in Marketing and Finance from Baylor University.

Compliance with Section 16(a) Filing Requirements
- -------------------------------------------------

      To the Company's knowledge, instances of failure to file reports with respect to reportable transactions during the year ended December 31, 1995, as required by Section 16(a) of the Exchange Act are as follows:

                                                  Known
                          Reports    Number of  Failure to   Number of
  Reporting Person      Filed Late Transactions File Form   Transactions
 -----------------      ---------- ------------ ---------   ------------
R. Thomas Fetters, Jr.   Form 4          1       Form 4       1 (b)
E. McIlhenny, Jr           -             -       Form 4       1 (b)
Pamela G. Shanks (a)       -             -       Form 4       1 (b)
Roy Chase                  -             -       Form 4       1 (b)
M. W. Miller, Jr.        Form 4          1         -            -

- ----------------
(a)  A   former  officer  of  the  Company  and  wife  of  Edmund
     McIlhenny, Jr., a director of the Company.
(b)  Did not file upon resignation as an officer of the Company.

     All other reporting persons who are officers or directors of the Company have provided the Company with written representations that no Form 5 filing was required in that all reportable transactions were timely filed on the appropriate forms.

Item 11.   Executive Compensation.
- ----------------------------------

      The following table sets forth information regarding the total compensation of the Chief Executive Officer and each of the four most highly compensated executive officers of the Company at the end of 1995, as well as the total compensation paid to each such individual for the Company's two previous fiscal years. Each of the named individuals has held his/her respective office throughout the entire fiscal year.

                   Summary Compensation Table
                   ---------------------------

                                                                    Long Term Compensation
                                                                    --------------------------------
             Annual Compensation                                    Awards           Payouts
             -------------------                                    ---------------   ----------------
           (1)                                 (2)     (3)        (4)       (5)       (6)
                                                      Other    Restricted
    Name and                                          Annual      Stock   Options/  LTIP   All Other
    Principal                       Salary    Bonus  Compen-     Awards     SARs   Payout   Compen-
    Position               Year       ($)      ($)   sation($)     (#)       ($)     ($)   sation ($)
    --------               ----     ------    -----  ---------  --------- -------- ------- ----------
Marsden W. Miller, Jr.     1995     150,000     --       --         --         --     --     --
Chairman and
Chief Executive Officer    1994     150,000     --       --         --     1,625,000  --     --
                                                                           1,875,000
                                                                             525,000
                           1993     168,750     --       --         --         --     --     --

John T.  Chandler (7)(8)   1995     150,000     --       --         --       120,000  --     --
President; Chairman and
Chief Executive Officer
  of XCL-China, Ltd.       1994     150,000     --       --         --       470,000  --     --
                                                                           1,025,000
                                                                             100,000
                           1993     168,750     --       --         --         --     --     --

David  A. Melman (9)       1995     150,000     --       --         --       300,000  --     --
Executive Vice President,
  General Counsel and
  Secretary                1994     150,000     --       --         --       470,000  --     --
                                                                           1,025,000
                                                                             100,000
                           1993     168,750     --       --         --         --     --     --

Pamela  G. Shanks (10)     1995     128,600     --       --         --         --     --     --
Vice President-Finance,
  Chief Financial Officer
  and Treasurer            1994     128,600     --       --         --         --     --     --
                                                                             500,000
                                                                              21,400
                           1993     144,050     --       --         --         --     --     --

Danny M. Dobbs             1995     116,250     --       --         --         --     --     --
Executive Vice President   1994     110,000     --       --         --       148,000  --     --
  and Chief Operations
  Officer                  1993     106,083     --       --         --         --     --     --

- ------------
(1) Prior to April 1, 1994, each executive was employed under an agreement with the Company which provided that if his/her employment was terminated prior to the agreement's termination under certain circumstances he/she would receive compensation for thirty months. Such employment agreements were surrendered, effective April 1, 1994, in exchange for stock purchase warrants (see "Employment Agreements" below).
(2)  Effective March 30, 1994, the Management Incentive Plan  was
     terminated.
(3) Excludes the cost to the Company of other compensation that, with respect to any above named individual, does not exceed the lesser of $50,000 or 10 percent of such individual's salary and bonus.
(4) Although the Company's Long Term Stock Incentive Plan permits grants of restricted stock and stock appreciation rights, no grants of those incentive awards have been made.
(5) The first amount represents awards of stock options granted under the Company's Long Term Stock Incentive Plan. The second amount represents the number of five-year stock purchase warrants, received upon surrender of an employment agreement with the Company, determined based upon a formula whereby each of the individuals were to be offered a warrant, based upon the length of time of employment with the Company, for a maximum of two shares of Common Stock for each dollar of compensation remaining to be paid to such individual under his or her agreement (based upon the product of his or her highest monthly base salary and the number of months remaining under his or her contract), at an exercise price of $1.25 per share. The third number represents five-year stock purchase warrants, received for each dollar of salary reduction for the fifteen-month period commencing January 1, 1993 through March 31, 1994, determined based on the same formula and at the same exercise price used in the granting of warrants upon surrender of the employment agreements. (See "Employment Agreements" below.)
(6) No payments have been made in respect of the Company's Shareholder Value Performance Plan. The measurement period for compensation under such plan ended on December 31, 1993, and the Plan was terminated pursuant to its terms.
(7) XCL-China Ltd. is a wholly owned subsidiary of the Company which manages the Company's operations in the PRC.
(8) Mr. Chandler was granted 120,000 options to replace options granted in 1984 which expired unexercised in December 1994.
(9) Mr. Melman was granted 120,000 options to replace options granted in 1984 which expired unexercised in December 1994, and 180,000 options to replace options granted in 1985 which expired unexercised in March 1995.
(10) Ms. Shanks commenced employment on October 8, 1992. As part of her employment package she was awarded 360,000 options. Effective February 1, 1996, Ms. Shanks resigned as an officer of the Company.

Stock Options
- -------------

      The Company currently maintains seven stock option plans which were adopted by shareholders at various times commencing in 1985. All of the plans are administered by the Compensation Committee and provide for the granting of options to purchase shares of Common Stock to key employees and directors of the Company, and certain other persons who are not employees of the Company but who from time to time provide substantial advice or other assistance or services to the Company.

      The most recent stock option plan was adopted on June 2, 1992, by shareholders who approved the Long Term Stock Incentive Plan ("LTSIP"). The LTSIP was adopted with the view of conforming the Company's plans to certain regulatory changes adopted by the SEC and affording holders of previously granted options the opportunity to exchange their options for equivalent options under the LTSIP.

      The LTSIP authorizes the Compensation Committee to grant stock options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986 as amended ("ISOs"), options which do not qualify under such tax provision ("NSOs"), "ROs" (i.e., the granting of additional options, where an employee exercises an option with previously owned stock, covering the number of shares tendered as part of the exercise price), "RSAs" (i.e., stock awarded to an employee that is subject to forfeiture in the event of a premature termination of employment, failure of the Company to meet certain performance objectives or other conditions), "PUs" (i.e., share-denominated units credited to the employee's account for delivery or cash-out at some future date based upon performance criteria to be determined by the Compensation Committee) and "tax withholding" (i.e., where the employee has the option of having the Company withhold shares on exercise of an award to satisfy tax withholding requirements).

      The LTSIP also formally incorporates resolutions previously adopted by the Board regarding one-time grants of NSOs covering
100,000 shares to each new non-employee director upon his taking office.

       The Compensation Committee develops administration guidelines from time to time which define specific eligibility criteria, the types of awards to be employed, and the value of such awards. Specific terms of each award, including minimum performance criteria which must be met to receive payment, are provided in individual award agreements granted each award recipient. Key employees and other individuals who the Committee deems may provide a valuable contribution to the success of the Company and its affiliates will be eligible to participate under the Plan. Award agreements generally contain change-in-control provisions.

      Under the LTSIP, the Compensation Committee determines the option price of all NSOs and ISOs; provided, however, in the case of ISOs, the option price shall not be less than the fair market value of the Common Stock on the date of grant. Such "fair market value" is the average of the high and low prices of a share of Common Stock traded on the relevant date, as reported on the American Stock Exchange, or other national securities exchange or an automated quotation system.

     On July 1, 1994, the shareholders approved amendments to the LTSIP to increase the number of shares reserved for issuance under the Plan by an additional 1,500,000 shares to an aggregate of 16.5 million and corresponding amendment to the Plan increasing the limitation on the total number of shares subject to options that can be granted to directors to 13,200,000 of which 3,300,000 shares may be granted to non-employee directors. At the same time, shareholders ratified the conditional grant of options to acquire 3,076,500 shares, made by the Board of Directors on March 30, 1994, to various executive officers and directors. In 1994, additional options totaling 1,820,183 were awarded to non-executive officers, employees and consultants of the Company.

      The closing price of the Company's Common Stock on the American Stock Exchange on April 10, 1996 was $.3125 per share.

      The following tables set forth, for those persons named in the "Summary Compensation Table" information on stock options granted during 1995 and all stock options outstanding as of December 31, 1995.

              Option/SAR Grants in Last Fiscal Year
              -------------------------------------

                                                                              Potentional Realizable Value
                                                                                at Assumed Annual Rates
                                                                              of Stock Price Appreciation
                               Individual Grants                                  for Option Term
     (a)                     (b)           (c)           (d)           (e)              (f)       (g)
                                        % of Total
                                          Options/
                                            SARs
                                        Granted to
                        Options/        Employees in  Exercise or
                          SARs             Fiscal      Base Price  Expiration
         Name          Granted (#)        Year (3)      ($/Share)      Date     0%($)    5%($)    10%($)
        ------        ------------      ------------  -----------  ----------  ------   -------  -------

Marsden W. Miller, Jr.     --                0%            --           --       --       --       --

John T. Chandler       120,000 (1)          18%           1.25       03/31/99  (52,500)    8,817   936,324

David A. Melman        120,000 (2)          44%           1.25       03/31/99  (52,500)    8,817   936,324
                       180,000 (2)                        1.25       06/13/05 (157,500) (115,050)  (49,922)

Pamela G. Shanks (4)       --                0%            --           --       --       --       --

Danny M. Dobbs             --                0%            --           --       --       --

- ------------------
(1) Mr. Chandler was granted 120,000 options to replace options granted in 1984 which expired unexercised in December 1994.
(2) Mr. Melman was granted 120,000 options to replace options granted in 1984 which expired unexercised in December 1994, and 180,000 options to replace options granted in 1985 which expired unexercised in March 1995.
(3) Represents the percentage of all options and warrants granted to employees in the fiscal year.
(4) Effective February 1, 1996, Ms. Shanks resigned as an officer of the Company.

       Aggregated Option/SAR Exercises In Last Fiscal Year
      ----------------------------------------------------
              and Fiscal Year-End Option/SAR Values
             --------------------------------------

           (a)                (b)       (c)                 (d)                           (e)
                                                     Number of Securities         Value of Unexercised
                            Shares                  Underlying Unexercised            in-the-Money
                           Acquired                   Options/SARs at              Options/SARs at
                             on        Value         Fiscal Year-End(#)         Fiscal Year-End (#)
                           Exercise   Realized  ----------------------------  ---------------------------
         Name                (#)        ($)     Exercisable    Unexercisable  Exercisable   Unexercisable
         ----              --------   --------  -----------    -------------  -----------   -------------
Marsden W. Miller, Jr.        --         --     4,483,333 (1)      541,667         --            --
                              --         --     2,400,000 (2)         --           --            --

John T. Chandler              --         --       973,333 (1)      156,667         --            --
                              --         --     1,125,000 (2)         --           --            --

David A. Melman               --         --       973,333 (1)         --           --            --
                              --         --     1,125,000 (2)         --           --            --

Pamela G. Shanks (4)          --         --       360,000 (1)         --           --            --
                              --         --       521,400 (2)         --           --            --

Danny M. Dobbs                --         --       261,666 (1)       49,334         --            --
                              --         --       582,000 (2)         --           --            --

___________
(1) Represents options exercisable under the Company's Long Term Stock Incentive Plan at December 31, 1995.
(2) Represents the aggregate number of five-year stock purchase warrants, received (a) upon surrender of an employment agreement with the Company, determined based upon a formula whereby each of the individuals were to be offered a warrant, based upon the length of time of employment the Company, for a maximum of two shares of Common Stock for each dollar of compensation remaining to be paid to such individual under his or her agreement (based upon the product of his or her highest monthly base salary and the number of months remaining under his or her contract), at an exercise price of $1.25 per share, and (b) for each dollar of salary reduction for the fifteen-month period commencing January 1, 1993 through March 31, 1994, determined based on the same formula and at the same exercise price used in the granting of warrants upon surrender of the employment agreements. (See "Employment Agreements" below.)
(3) At December 31, 1995, the Company's Common Stock price was lower than the option exercise prices.
(4) Effective February 1, 1996, Ms. Shanks resigned as an officer of the Company.

      These  options  were all awarded under the Company's  Stock
Option Plans described above.

Section 401(k) Plan
- -------------------

      In 1989, the Company adopted an employee benefit plan under
Section 401(k) of the Internal Revenue Code for the benefit of employees meeting certain eligibility requirements. The Company has obtained a favorable determination from the Internal Revenue Service regarding the tax favored status of the 401(k) plan. Employees can contribute up to 10 percent of their compensation. The Company, at its discretion and subject to certain limitations, may contribute up to 75 percent of the contributions of each participant.

Compensation of Directors and Other Arrangements
- ------------------------------------------------

      The Company reimburses its directors for their travel and lodging expenses incurred in attending meetings of the Board of Directors. Effective January 1, 1990, directors (other than Messrs. Hummel and Palliser and those directors who are officers of the Company) were paid an annual retainer of $18,000 plus a fee of $1,000 for each Board meeting attended. In addition, such directors were paid a fee of $1,000 for each committee meeting attended.

      In April 1994, the Company entered into separate consulting agreements with two directors of the Company, upon their becoming directors. Each of the agreements is terminable by each of the parties thereto upon written notice and provides that the individuals will render consulting services to the Company in their respective areas of expertise. Pursuant to the terms of the agreements, each of the directors will be entitled to receive compensation at the rate of $50,000 per annum, which includes the compensation they would otherwise be entitled to receive as directors and for attending meetings of the Board. In addition, pursuant to the terms of the LTSIP, each were granted stock options for 100,000 shares of Common Stock exercisable at $1.25 per share.

      During 1995 all regular employees were provided health insurance, a portion of the premium for which is paid by the Company, and life and disability insurance based upon a factor of the employee's base salary.

Employment Agreements; Termination of Employment and
- ----------------------------------------------------
Change-in-Control Arrangements
- ------------------------------

      Effective April 1, 1994, Messrs. M.W. Miller, Jr., J.T. Chandler, D.A. Melman, D.M. Dobbs, R.T. Fetters, Jr., R.C. Cline, P.L. Dragon, and Ms. P.G. Shanks, in their capacities as executive and administrative officers of the Company and its various subsidiaries agreed to surrender their employment agreements in consideration of the issuance of five year warrants to purchase Common Stock at an exercise price of $1.25 per share, subject to customary anti-dilution adjustments. The number of warrants issued to such individuals was determined based upon a formula whereby each of the individuals was offered a warrant to purchase, based upon the length of time of employment with the Company, a maximum of two shares of Common Stock for each dollar of compensation remaining to be paid to such individual under his or her agreement (based upon the product of his or her highest monthly base salary and the number of months remaining under his or her agreement). Accordingly, Mr. Miller received warrants to purchase 1,875,000 shares; Mr. Chandler, 1,025,000 shares; Mr. Melman, 1,025,000 shares; Mr. Fetters, 875,000 shares; Mr. Dobbs, 575,000 shares; Mr. Dragon, 315,000 shares; Mr. Cline, 250,000 shares; and Ms. Shanks, 500,000 shares.

      Effective January 1, 1989, the Company adopted a policy addressing severance upon separation from the Company. Under this policy benefits due upon a "change-in-control" as therein defined, range from three months salary for employees with less than one year of service to twenty-four months salary for employees with more than ten years of service.

Report on Repricing of Options/SARs
- -----------------------------------

      During the fiscal year ended December 31, 1995, there were no repricings of stock options awarded to any of the named executive officers.

Compensation Committee Interlocks and Insider Participation
- -----------------------------------------------------------

      For the year ended December 31, 1995, the following nonexecutive directors of the Company, served as members of the Compensation Committee of the Board of Directors: Messrs. M. Palliser (Chairman), A.W. Hummel, Jr., F. Hofheinz and F.J. Reinhardt, Jr. None of the members of the Compensation Committee were formerly, nor are any members currently, officers or employees of the Company or any of its subsidiaries.

     Compensation Committee Report on Executive Compensation
     -------------------------------------------------------

      The Compensation Committee of the Board of Directors ("Committee") establishes the general compensation policies of the Company, establishes the compensation plans and specific compensation levels for executive officers and certain other managers, and administers the Stock Option Plans and Long Term Stock Incentive Plan. The Committee currently consists of four independent, non-employee directors: Messrs. M. Palliser, who serves as Chairman, Fred Hofheinz, Arthur W. Hummel, Jr. and Francis J. Reinhardt, Jr.

Compensation Policies and Philosophy
- ------------------------------------

      The Committee has determined that the compensation program of the Company should not only be adequate to attract, motivate and retain executives, key employees and other individuals who the Company believes may make significant contribution to the Company's results, but should also be linked to the value delivered to shareholders as reflected in the price of the Company's Common Stock.

      The  Committee  believes  that  the  cash  compensation  of executive officers, as well as other key employees, should be competitive with other similarly situated companies while, within the Company, being fair and discriminating on the basis of personal performance. In general, in establishing total cash compensation for its executives, the Committee has taken into account the median cash compensation of executives employed by competitors including some of the companies reflected in the peer group identified in the Performance Graph found on page 84, which the Committee believes represent the Company's most direct competition for executive talent. The Committee receives recommendations from management as to executive compensation and, in light of the Company's performance and the economic conditions facing the Company, determines appropriate compensation levels for recommendation to the Board of Directors. The Committee does not assign relative weights to individual factors and criteria used in determining executive compensation and does not use quantifiable targets in determining compensation. For 1995, the Company did not retain the services of a compensation consulting firm.

      Awards of stock options are intended both to retain executives, key employees and other individuals who the Company believes may make significant contributions to the Company's results and to motivate them to improve long-term stock market performance. Options are granted at or above the prevailing market price and will have value only if the price of the Company's Common Stock increases. Generally, options have a term of ten years and vest one-third six months after grant, one-third one year after grant and the remaining one-third two years after grant.

      Effective January 1, 1994, Section 162(m) of the Internal Revenue Code of 1986 (the "Code") generally denies a tax deduction to any publicly-held corporation for compensation that exceeds $1 million paid to certain senior executives in a taxable year, subject to an exception for "performance-based compensation" as defined in the Code and subject to certain transition provisions. Gains on the exercise of non-qualified stock options granted through December 31, 1994, will be tax deductible under the transition rules. Restricted stock awards by definition granted after February 17, 1993, are not deductible. At present the Committee does not intend to recommend amendment to the Stock Option Plans to meet the restrictive requirements of the Code.

      The Committee believes that annual incentive awards should be commensurate with performance. It further believes that in order to meet this objective it needs to have the ability to exercise its judgment or discretion to evaluate performance against qualitative criteria. It is the Committee's opinion that the benefits to the Company of the use of a qualitative approach to the compensation of senior executives such as the Chairman outweigh the non-material loss of a portion of the deductions associated with that compensation.

     On March 21, 1996, the Committee reviewed the Company's 1995 financial results and 1995 non-financial goals. The Committee acknowledged that while financial goals were negatively impacted by U.S. property write-downs, the non-financial goals, (consisting of development of the Zhao Dong Block by drilling two successful wells and positioning the Company to expand its participation in the Chinese energy industry resulting from the July 17, 1995 agreement to participate in a lubricating oil joint venture and the December 14, 1995 letter agreement to participate in a coal-bed methane joint venture) had been met and exceeded.

Company Performance and Chief Executive Officer Compensation
- ------------------------------------------------------------

       The   Committee,   in  connection  with  determining   the
appropriate  compensation for Marsden W.  Miller,  Jr.  as  Chief
Executive Officer ("CEO"), took into account the financial condition of the Company, including its liquidity requirements. It determined that the CEO had been instrumental in causing the Company to secure the lube oil joint venture and initial agreements with the Coal Ministry to create the coalbed methane joint venture. Taking into consideration the current cash position and near-term requirements, the Committee determined that cash was unavailable for either salary increase or bonus.


Compensation of Other Executive Officers
- ----------------------------------------

      The Committee, in consultation with the CEO, applied the information and other factors outlined above in reviewing and approving the compensation of the Company's other executive officers.

March 21, 1996                     COMPENSATION COMMITTEE

                                   Michael Palliser, Chairman
                                   Arthur W. Hummel
                                   Fred Hofheinz
                                   Francis J. Reinhardt, Jr.


Shareholder Return Performance Presentation
- -------------------------------------------

      Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on the Company's Common Stock against the AMEX Market Value Index for the years 1991 through 1995, with a peer group selected by the Company for the past five fiscal years. The peer group consists of the same independent oil and gas exploration and production companies used in last year's comparison, with the exception of DeKalb Energy Company which was acquired by Apache Corporation, namely: Alta Energy Corporation; Amerac Energy Corporation (formerly Wolverine Exploration Company); American Exploration
Company; Bellwether Exploration Company; Brock Exploration Corporation; Tom Brown, Inc.; Caspen Oil, Inc.; Cobb Resources Corporation; Coda Energy, Inc.; Comstock Resources, Inc.; Crystal Oil Company; Edisto Resources Company; Energen Corporation; First Mississippi Corporation; Forest Oil Corporation; Geodyne Resources, Inc.; Global Natural Resources, Inc.; Goodrich Petroleum Corporation (formerly Patrick Petroleum Company); Hallador Pete Company; Hondo Oil & Gas Company; Kelley Oil & Gas Partners; Magellan Petroleum Corporation; Maynard Oil Company; McFarland Energy, Inc.; MSR Exploration Limited; Numac Energy, Inc.; Pacific Enterprises; Penn Virginia Corporation; Plains Resources, Inc.; Presidio Oil; Wainoco Oil Corporation; Wichita River Oil; and Wiser Oil Company. The relevant information with respect to the peer group was furnished by Standard & Poors Compustat Service. The graph assumes that the value of the investment in the Company's Common Stock and the peer group stocks were $100 on January 1, 1990 and that all dividends were reinvested.


             [SHAREHOLDER RETURN PERFORMANCE GRAPH]



                 1991      1992      1993      1994      1995
                Return    Return    Return    Return    Return
                ------    ------    ------    ------    ------
XCL              34.62     69.23     34.62     50.00     25.00
Peer Group       79.34     63.77     77.72     77.47     97.86
NASDAQ/AMEX     128.21    129.57    154.86    140.83    178.45


Item 12.  Security Ownership of Certain Beneficial Owners and
- -------------------------------------------------------------
          Management.
          -----------

Security Ownership of Certain Beneficial Owners
- -----------------------------------------------

     The following table sets forth as of March 30, 1996, the individuals or entities known to the Company to own more than 3 percent of the Company's outstanding shares of voting securities. As of that date there were 264,240,305 shares of Common Stock issued and outstanding. Except as otherwise indicated, all shares are owned both of record and beneficially.

                                                                      Series A                  Series B
                                          Common Stock (1)      Preferred Stock(2)         Preferred Stock (3)
                                        --------------------   ---------------------     ---------------------
     Name and Address                   Number of    Percent   Number of     Percent     Number of     Percent
    of Beneficial Owner                  Shares     of Class     Shares      of Class     Shares       of Class
   --------------------                 ---------   --------   ---------     --------    --------      --------
China Investment & Development
 Co., Ltd.
16th Floor, No. 563
Chung Hsiao E. Road, Sec. 4
Taipei, Taiwan                       11,130,344 (4)     4.0        --          --         44,954       100

Brown Brothers & Harriman & Co.
59 Wall Street
New York, New York  10005-2818          985,411 (5)    0.37      21,200      3.54           --           --

Barclays Nominees Gracechurch
  Limited A/C 6275B
P.O. Box 1043
Willow Grove House
Windsor Road
Trowbridge, Wilts  BA14 0YT
United Kingdom                          514,500 (6)    0.19      24,500      4.09           --          --

Broca Nominees M&G Group Ltd.
New London Bridge House
25 London Bridge Street
London SET 9SG
United Kingdom                          391,671 (6)    0.15      18,651      3.11          --        --

Cumberland Associates
1114 Avenue of the Americas
New York, New York 10036              5,049,043 (7)    1.89     120,691     20.14          --        --

Egger & Co.
c/o The Chase Manhattan Bank N.A.
P.O. Box 1508
Church Street Station
New York, New York  10008               603,771 (6)    0.23      28,751      4.80         --         --

Hanover Nominees Limited A/C U64
1 Gerry Raffles Square
Stratford
London E15 1XG
United Kingdom                          420,000 (6)    0.16      20,000      3.34          --         --

Kayne Anderson Investment
Management, Inc.
1800 Avenue of the Stars, Suite 1425
Los Angeles, CA  90067                5,755,246 (8)    2.14     124,093     20.71            --           --

Marsden W. Miller, Jr.
110 Rue Jean Lafitte
Lafayette, Louisiana 70508           10,107,132 (9)    3.73        --         --             --            --

Phildrew Nominees Limited
Triton Court
14 Finsbury Square
London EC2A 1PD
United Kingdom                          686,469 (6)    0.26      32,689      5.46               --         --

Royal Bank of Scotland Edinburgh
 Nominees Limited
31 St. Andrews Square
Edinburgh EH2 2PS
Scotland                                972,636 (6)    0.37      47,457      7.92                --        --

Sigler & Co.
c/o Chemical Bank
P.O. Box 50000
Newark, New Jersey  07101               513,261 (6)    0.19      24,441      4.08               --         --

T. Rowe Price & Associates, Inc.
100 East Pratt Street, 9th Floor
Baltimore, Maryland 21202             1,499,543 (10)   0.57      45,000      7.51               --        --

- --------------
(1) This table includes shares of Common Stock issuable upon conversion of the shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into approximately 21 shares of Common Stock.

(2) In light of the fact that the Company is ten months in arrears with respect to the dividend payable June 30, 1995 on the Series A Preferred Stock, the holders thereof are eligible to cast 21 votes for each share of Series A Preferred Stock held at any meeting of shareholders called until the arrearage is paid.

(3)  Each  share  of Series B Preferred Stock is entitled  to  50 votes per share.

(4) Includes 3,325,000 shares of Common Stock which are issuable upon exercise of outstanding Class B Warrants, 3,910,100 shares issued and held by a broker for sale pursuant to a notice of redemption and 3,940,244 shares reserved for redemption, which may be issued to or sold on behalf of the holder.

(5)  Includes 445,200 shares issuable upon conversion of Series A
     Preferred Stock.

(6)  Represents  shares  issuable upon  conversion  of  Series  A
     Preferred Stock.

(7)  Includes 2,534,511 shares issuable upon conversion of Series
     A Preferred Stock and 533,333 shares issuable upon exercise of stock purchase warrants exercisable within 60 days.

(8) Includes 2,605,953 shares issuable upon conversion of Series A Preferred Stock and 1,933,332 shares issuable upon exercise of stock purchase warrants exercisable within 60 days. These shares are held by four limited partnerships, of which Kayne Anderson Investment Management is General Partner.

(9) Includes 200,000 shares which are subject to an option granted under agreement dated October 1, 1985 in favor of John T. Chandler. Includes 4,483,333 shares issuable upon exercise of options and 2,400,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days.

(10)   Includes 945,000 shares issuable upon conversion of Series
     A Preferred Stock.

Security Ownership of Management
- --------------------------------

      The following table sets forth information concerning the shares of the Company's Common Stock owned beneficially by each director and nominee for director of the Company and all directors and officers as a group as of March 30, 1996. As of that date there were 264,240,305 shares of Common Stock issued and outstanding. The mailing address for all such individuals is XCL Ltd., 110 Rue Jean Lafitte, Lafayette, Louisiana 70508.

                                         Common Stock (1)
                                   ----------------------------
                                     Number            Percent
Name of Beneficial Owner           of Shares           of Class
- ------------------------           ---------           --------
Marsden W. Miller, Jr.          10,107,132 (2)(3)(4)     3.73
John T. Chandler                 3,167,510 (2)(3)(4)     1.19
David A. Melman                  2,221,075 (3)(4)        0.83
Edmund McIlhenny, Jr.            1,335,707 (3)(5)        0.50
Fred Hofheinz                      100,000 (3)           0.04
Arthur W. Hummel, Jr.              100,000 (3)           0.04
Sir Michael Palliser               100,000 (3)           0.04
Francis J. Reinhardt, Jr.          652,017 (3)(6)        0.25
All directors and officers of
the Company as a group
  (11 persons)                  19,165,047 (2)(3)(4)     6.88

(1) This table includes shares of Common Stock issuable upon conversion of the shares of Series A, Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). Each share of Series A Preferred Stock is convertible into approximately 21 shares of Common Stock, subject to adjustment. The Series A Preferred Stock is not entitled to any voting privileges, except in certain limited circumstances.

(2) Includes 200,000 shares which are subject to an option granted under agreement dated October 1, 1985 in favor of John T. Chandler. Such shares are also included in Mr. Chandler's holding inasmuch as the option is presently exercisable. For purposes of the total holdings of the group, the shares are included solely in Mr. Miller's share holdings.

(3) Includes shares of Common Stock which may be acquired pursuant to options which are exercisable within 60 days.

(4)  Includes  shares  of  Common Stock  which  may  be  acquired pursuant  to stock purchase warrants exercisable  within  60 days.

(5) Includes options to acquire 360,000 shares of Common Stock and warrants to acquire 521,400 shares of Common Stock owned by Pamela McIlhenny, wife of Edmund McIlhenny, Jr. Mr. McIlhenny disclaims beneficial ownership of such shares.

(6) Includes 100,000 shares of Common Stock owned by Carl H. Pforzheimer & Co. of which Mr. Reinhardt is a general partner and 200,000 shares owned by Petroleum and Trading Corporation of which Mr. Reinhardt is an officer and director. Mr. Reinhardt disclaims beneficial ownership of the shares owned by Petroleum and Trading Corporation.

Item 13.   Certain Relationships and Related Transactions.
- ----------------------------------------------------------

      During 1994, the Company was sued in an action entitled Kathy M. McIlhenny vs. The Exploration Company of Louisiana, Inc. (15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 941845). Kathy McIlhenny, former wife of a director of the Company, has asserted a claim in the aggregate amount of approximately $.5 million in respect of compensation for certain services alleged to have been performed on behalf of the Company and under an alleged verbal employment agreement and, by amendment, asserted a claim for payments arising from purported rights to mineral interests. The Company believes that such claim is without merit and rejects the existence of any such alleged agreement.

      As a matter of policy the Company approves all transactions involving insiders through the majority vote of disinterested directors.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
- -----------------------------------------------------------------
          Form 8-K.
          ---------

(a)  The following documents are filed as a part of this report.

Financial Statements
- --------------------

      The following documents are included in Part II, Item 8  of this report:
                                                         Page
                                                         ----

Report of Independent
Accountants...............................................31
Consolidated Balance Sheet as of
 December 31, 1995 and December 31, 1994..................32
Consolidated Statement of Operations for
 each of the three years in the period
 ended December 31, 1995..................................33
Consolidated Statement of Shareholders' Equity for
 each of the three years in the period ended
 December 31, 1995........................................34
Consolidated Statement of
 Cash Flows for each of the three
 years in the period ended December 31, 1995..............35
Notes to Consolidated Financial
 Statements...............................................36

Financial Statement Schedules
- -----------------------------

     Certain financial statement schedules are omitted because of the absence of the conditions under which they are required.

Schedule VIII-Valuation and Qualifying Accounts...........92

Executive Compensation Plans and Arrangements
- ---------------------------------------------

Form of Indemnification Agreement by and between the Company and various officers and directors - See Appendix II to Proxy
Statement dated November 13, 1987.

Stock Option Agreement by and between the Company and Marsden  W.
Miller,  Jr.  dated July 11, 1987 - See Appendix  VIII  to  Proxy
Statement dated November 13, 1987.

Amended and Restated 1985 Incentive Stock Option and Stock Option
Plans  -  See  Exhibit  2 to Current Report  on  Form  8-K  filed
February 10, 1989.

Amended and Restated 1986 Incentive Stock Option and Stock Option
Plans  -  See  Exhibit  3 to Current Report  on  Form  8-K  filed
February 10, 1989.

Amended and Restated 1987 Incentive Stock Option and Stock Option
Plans  -  See  Exhibit  4 to Current Report  on  Form  8-K  filed
February 10, 1989.

Long Term Stock Incentive Plan between the Company and certain employees - See Exhibit A to Proxy Statement dated May 11, 1992.

Consulting  Agreement by and between the Company and Sir  Michael
Palliser dated May 1, 1994. -  See Exhibit 10.22 hereto.

Consulting Agreement by and between the Company and Mr. Arthur W.
Hummel. Jr. dated May l, 1994. - See Exhibit 10.23 hereto.

(b)     Reports on Form 8-K

     A current report on Form 8-K was filed on December 15, 1995, to report that the Company had reached agreement with Cody
Energy,  Inc. for the sale of its interest in the Mestena  Grande
Field.

      A current report on Form 8-K was filed on January 8, 1996, to report that it had completed the sale of its interests in the Mestena Grande Field to Cody Energy, Inc.

      A current report on Form 8-K was filed on January 17, 1996, to report that the Company had sold in an unregistered offering in compliance with Regulation S of the Securities Act of 1933, as amended, an aggregate of 116 Units, each Unit comprised of 60,000 shares of Common Stock and a warrant to purchase 60,000 shares of Common Stock.

     A current report on Form 8-K was filed on March 18, 1996, to report that the Company had recorded a $58.8 million fourth quarter noncash write-down for impairment of domestic oil and gas properties and that the Company had reached agreement with Tesoro E&P Company, L.P. for the sale of its interest in the Gonzales Gas Unit located in the Cox Field.

      A current report on Form 8-K was filed on April 1, 1996, to report that the Company had completed the sale of the Gonzales
Gas Unit to Tesoro E&P Company, L.P.

(c)     Exhibits required by Item 601 of Regulation S-K

     A list of the exhibits required by Item 601 of Regulation S-
K and filed as part of this report is set forth in the Index to Exhibits on sequentially numbered page 95, which immediately precedes such exhibits.

                          OTHER MATTERS
                         --------------

      For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 33-21891 (filed May 13, 1988):

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                    XCL Ltd. and Subsidiaries

         Schedule VIII-Valuation and Qualifying Accounts

      For the Years Ended December 31, 1995, 1994 and 1993
                     (thousands of dollars)

                                                             Additions
                                         Balance at     Charged        Charges                    Balance at
                                       Beginning of     to costs       to other                    End of
Description                                Year       and expenses     accounts      Deduction       Year
- -----------                            -----------    ------------    ---------      ----------    ---------

1995:
- ----
Allowance for doubtful trade accounts
   receivable                            $     113     $      --       $     --      $       10     $      103
                                          ========      ========        =======       =========      =========

Deferred tax valuation allowance         $  41,464     $  32,279       $     --      $       --     $   73,743
                                          ========      ========        =======       =========      =========

1994:
- ----
Allowance for doubtful trade accounts
   receivable                            $     163     $      --       $     --      $       50     $      113
                                          ========      ========        =======       =========      =========

Deferred tax valuation allowance         $  28,306     $  13,158       $     --      $       --     $   41,464
                                          ========      ========        =======       =========      =========
1993:
- ----

Allowance for doubtful trade accounts
   receivable                            $      63     $     100       $     --      $      --      $      163
                                          ========      ========        =======       ========       =========

Deferred tax valuation allowance         $  32,085     $      --       $     --      $   3,779      $   28,306
                                          ========      ========        =======       ========       =========

                           SIGNATURES
                           ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              XCL LTD.

                              /s/ Marsden W. Miller, Jr.
April 12, 1996             By:----------------------------
                              Marsden W. Miller, Jr.
                              Chairman and Chief Executive
                                Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                    Title                    Date
- --------------------------   -----------------           --------

/s/ Marsden W. Miller, Jr.
- --------------------------- Chairman of the Board        April 12, 1996
Marsden W. Miller, Jr.      Chief Executive Officer and
                            Principal Financial Officer

/s/ Margery M. LeBlanc
- -----------------------     Assistant Controller-         April 12, 1996
Margery M. LeBlanc          Financial Reporting
                            Principal Accounting Officer

/s/ John T. Chandler
- --------------------        Director                      April 12, 1996
John T. Chandler

/s/ David A. Melman
- -------------------         Director                      April 12, 1996
David A. Melman

/s/ Edmund McIlhenny, Jr.
- -------------------------   Director                      April 12, 1996
Edmund McIlhenny, Jr.

/s/ Fred Hofheinz
- -----------------           Director                      April 11, 1996
Fred Hofheinz

/s/ Arthur W. Hummel, Jr.
- -------------------------   Director                      April 12, 1996
Arthur W. Hummel, Jr.

/s/ Michael Palliser
- ---------------------       Director                      April 12, 1996
Michael Palliser

/s/ Francis J. Reinhardt, Jr.
- -----------------------------  Director                   April 11, 1996
Francis J. Reinhardt, Jr.

                            XCL LTD.

                        INDEX TO EXHIBITS

                                                   Sequentially
Exhibit                                                Numbered
Number              Description                          Page

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

3.8     Certificate of Amendment dated June 19, 1995, whereby
    Article Fourth was amended to increase the number of shares of Common Stock. (N)(i)

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

4.15 Form of Registrar and Stock Transfer Agency Agreement, effective March 18, 1991, entered into between the Company and Manufacturers Hanover Trust Company (predecessor to Chemical Bank), whereby Chemical Bank serves as the Company's Registrar and U.S. Transfer Agent. (J)

4.16   Copy of Warrant Agreement and Stock Purchase Warrant dated
    March 1, 1994 to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment, issued to EnCap Investments, L.C. (I)(iv)

4.17 Copy of Warrant Agreement and form of Stock Purchase Warrant dated March 1, 1994 to purchase an aggregate 600,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment, issued to principals of San Jacinto Securities, Inc. in connection with its financial consulting agreement with the Company. (I)(v)

4.18 Form of Warrant Agreement and Stock Purchase Warrant dated April 1, 1994, to purchase an aggregate 6,440,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to executives of the Company surrendering all of their rights under their employment contracts with the Company. (F)(ii)

4.19 Form of Warrant Agreement and Stock Purchase Warrant dated April 1, 1994, to purchase an aggregate 878,900 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to executives of the Company in consideration for salary reductions sustained under their employment contracts with the Company. (F)(iii)

4.20   Form of Warrant Agreement and Stock Purchase Warrant dated
    April 1, 1994, to purchase 200,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to Thomas H. Hudson. (F)(iv)

4.21 Form of Warrant Agreement and Stock Purchase Warrant dated May 25, 1994, to purchase an aggregate 100,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to the holders of Purchase Notes B, in consideration of amendment to payment terms of such Notes.
    (F)(v)

4.22 Form of Warrant Agreement and Stock Purchase Warrant dated May 25, 1994, to purchase an aggregate 100,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to the holders of Purchase Notes B, in consideration for the granting of an option to further extend payment terms of such Notes. (F)(vi)

4.23   Form of Amendment to Certificate of Designation of Series
    B Preferred Stock dated June 30, 1994. (F)(vii)

4.24   Form of Warrant Agreement and Stock Purchase Warrant dated
    July 1, 1994, to purchase 100,000 shares of Common Stock at an exercise price of $1.50 per share, subject to adjustment, issued to Joe T. Rye. (F)(vii)

4.25   Form of Warrant Agreement and Stock Purchase Warrant dated
    January 31, 1995, to purchase 100,000 shares of Common Stock at an exercise price of $.75 per share, subject to adjustment, issued to Energy Advisors, Inc. (L)(i)

4.26   Copy of Amendment to Certificate of Designation of Series
    A Preferred Stock dated October 31, 1995. (N)(ii)

4.27     Copy of Certificate of Designation of Series E,
    Cumulative Convertible Preferred Stock dated November 2,
    1995. (N)(iii)

4.28 Form of Purchase Agreement between the Company and each of the Purchasers of Units in the Regulation S Unit Offering conducted by Rauscher Pierce & Clark with closings as follows:

               December 22, 1995               116 Units
             March 8, 1996                      34 Units  *

4.29 Form of Warrant Agreement between the Company and each of the Purchasers of Units in the Regulation S Unit Offering conducted by Rauscher Pierce & Clark, as follows:

       Closing Date           Warrants         Exercise Price

       December 22, 1995      6,960,000                $.50
       March 8, 1996          2,040,000                $.35  *

4.30      Form  of  Warrant  Agreement between  the  Company  and
    Rauscher Pierce & Clark in consideration for acting as placement agent in the Regulation S Units Offering, as follows:

      Closing Date            Warrants          Exercise Price

      December 22, 1995         696,000               $.50
      March 8, 1996             204,000               $.35  *

4.31     Form of Amendment of Certificate of Designation of
    Series A Preferred Stock dated April 11, 1996. *

10.0      -     Material Contracts

10.1   Contract for Petroleum Exploration, Development and
    Production on Zhao Dong Block in Bohai Bay Shallow Water Sea
    Area of The People's Republic of China between China National
    Oil and Gas Exploration and Development Corporation and XCL -
    China, Ltd., dated February 10, 1993. (E)(vi)

10.2 $35,000,000 Credit Agreement dated as of January 31, 1994 between the Company and Internationale Nederlanden (U.S.)
    Capital Corporation ("INCC"), as Agent. (I)(vi)

10.3 Copy of Subordination Agreement among the Company, INCC and the holders of the Secured Notes dated. (I)(vii)

10.4  Form of First Amendment of Secured Subordinated Note dated
    January 31, 1994. (I)(viii)

10.5  Form of First Amendment of Limited Recourse Secured Lease
    Note dated January 31,  1994. (I)(ix)

10.6  Stock Pledge Agreement dated January 31, 1994, among the
    Company and INCC.  (I)(x)

10.7  Deed of Trust, Mortgage, Assignment, Security Agreement and
    Financing Statement from XCL-Texas, Inc. to INCC dated
    January 31, 1994. (I)(xi)

10.8  Form of Net Revenue Interest Assignment dated February 23,
    1994, between the Company and the purchasers of the Company's
    Series D, Cumulative Convertible Preferred Stock. (I)(xii)

10.9 Modification Agreement for Petroleum Contract on Zhao Dong Block in Bohai Bay Shallow Water Sea Area of The People's Republic of China dated March 11, 1994, between the Company, China National Oil and Gas Exploration and Development corporation and Apache China Corporation LDC. (I)(xiii)

10.10  Letter Agreement dated May 25, 1994 between the Company,
    L.M. Holdings Associates, L.P. and vendors holding Purchase
    Note B with respect to the Lutcher Moore Tract. (E)(vii)

10.11  Letter Agreement dated June 30, 1994 between the Company,
    China Investment & Development Co. Ltd. and China Investment and Development Corporation. (F)(ix)

10.12 Letter Agreement dated July 10, 1994 between the Company and holders of the Lease Notes. (F)(x)

10.13  Stock Purchase Agreement between the Company and
    Provincial Securities Limited dated May 17, 1994. (F)(xi)

10.14  Consulting agreement between the Company and Sir Michael
    Palliser dated April 1, 1994. (K)(i)

10.15  Consulting agreement between the Company and Mr. Arthur W.
    Hummel, Jr. dated April 1, 1994. (K)(ii)

10.16 Letter Agreement between the Company and Mr. William Wang dated June 2, 1992, executed effective February 10, 1993.
    (K)(iii)

10.17 First Amendment to Credit Agreement between the Company and Internationale Nederlanden (U.S.) Capital Corporation dated April 13, 1995. (L)(ii)

10.18  Letter of Intent between the Company and CNPC United Lube
    Oil Corporation for a joint venture for the manufacture and sale of lubricating oil dated January 14, 1995. (L)(iii)

10.19 Purchase and Sale Agreement dated May 10, 1995, between XCL Land, Ltd., a wholly owned subsidiary of the Company ("Seller") and The Succession of Edward M. Carmouche, Matilda Gray Stream, Harold H. Stream, III, The Opal Gray Trust, Matilda Geddings Gray Trust for Harold H. Stream, III, Matilda Geddings Gray Trust for William Gray Stream, Matilda Geddings Gray Trust for Sandra Gray Stream, M.G. Stream Trust for Harold H. Stream, III, M.G. Stream Trust for William Gray Stream, and M.G. Stream Trust for Sandra Gray Stream ("Purchasers") whereby the Purchasers will acquire Seller's fee interest in and to a parcel of southwestern Louisiana land known as the Phoenix Lake Tract. (L)(iv)

10.20 Farmout Agreement dated May 10, 1995, between XCL China Ltd, a wholly owned subsidiary of the Company and Apache Corporation whereby Apache will acquire an additional interest in the Zhao Dong Block, Offshore People's Republic of China. (L)(v)

10.21 Modification Agreement of Non-Negotiable Promissory Note and Waiver Agreement between Lutcher & Moore Cypress Lumber
    Company  and  L.M. Holding Associates, L.P.  dated  June  15,
    1995. (M)(i)

10.22 Third Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates, L.P. dated June 15, 1995. (M)(ii)

10.23 Second Amendment to Appointment of Agent for Collection and Agreement to Application of Funds between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, L.M. Holding Associates, L.P. and The First National Bank of Lake Charles, dated June 15, 1995. (M)(iii)

10.24  Contract of Chinese Foreign Joint Venture dated  July  17,
    1995, between United Lube Oil Corporation and XCL China  Ltd.
    for the manufacturing and selling of lubricating oil and related products. (M)(iv)

10.25  Letter  of Intent dated July 17, 1995 between CNPC  United
    Lube Oil Corporation and XCL Ltd. for discussion of further projects. (M)(v)

10.26 Form of Letter Agreement dated June 26, 1995 between the Company and three of its U.S. holders of Series A
    Preferred Stock, whereby the following such holders have agreed to accept Common Stock in respect of dividends payable December 31, 1994 and June 30, 1995 in the amounts set forth:

                             12/31/94    6/30/95
    Holder                   Dividend    Dividend      Shares

Kayne Anderson
  Investment Management      $627,788.12  $689,238.87   2,225,024
Cumberland Associates, Inc.  $429,056.51  $445,838.59   1,487,294
T. Rowe Price &
  Associates, Inc.           $159,975.00  $166,232.25     554,543  (M)(vi)

10.27  Copy of Letter Agreement dated March 31, 1995, between the
    Company and China National Administration of Coal Geology for the exploration and development of coal bed methane in Liao
    Ling Tiefa and Shanxi Hanchang Mining Areas. (N)(iv)

10.28 Copy of Second Amendment to Credit Agreement between the Company and Internationale Nederlanden (U.S.) Capital
    Corporation dated effective as of September 29, 1995. (N)(v)

10.29  Copy of Fee Agreement dated October 26, 1995, between  the
    Company and EnCap Investments L.C. for past services and proposed European equity offering. (N)(vi)

10.30 Copy of Engagement Letter dated November 9, 1995, between the Company and Rauscher Pierce & Clark for a proposed Unit offering to be conducted in Europe. (N)(vii)

10.31      Memo of Understanding dated December 14, 1995, between
    XCL Ltd. and China National Administration of Coal Geology. *

10.32      Copy of Purchase and Sale Agreement dated December 28,
    1995,  between  XCL  Ltd., XCL-Texas, Inc.  and  Cody  Energy
    Corporation,  for  the  sale to Cody Energy  of  the  Mestena
    Grande Field located in Texas. *

10.33 Form of Fourth Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates, L.P. dated January 16, 1996. *

10.34 Form of Third Amendment to Appointment of Agent for Collection and Agreement to Application of Funds between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, L.M. Holding Associates, L.P. and The First National Bank of Lake Charles, dated January 16, 1996. *

10.35      Copy  of  Purchase and Sale Agreement dated  March  8,
    1996,  between  XCL-Texas, Inc. and Tesoro E&P Company,  L.P.
    for the sale of the Gonzales Gas Unit located in south Texas.
    *

10.36   Copy   of   Limited  Waiver  between  the   Company   and
    Internationale  Nederlanden (U.S.) Capital Corporation  dated
    April 3, 1996. *

11.    Statement re computation of per share earnings *

12.       Not applicable.

16.       Not applicable.

18.    Not applicable.

21.        Subsidiaries of the Registrant *

22.    Not applicable.

23.    Consent of Coopers & Lybrand LLP *

24.    Not applicable.

27.   Financial Data Schedule *

99.   Glossary of Terms *

- ----------------
*          Filed herewith.

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

(D) Incorporated by reference to a Quarterly Report on Form 10-Q filed August 14, 1992, where it appears as: (i) Exhibit
     4.25 and (ii) Exhibit 4.28.

(E) Incorporated by reference to a Registration Statement on Form S-3 (File No. 33-68552) where it appears as: (i)
     Exhibit 4.27; (ii) Exhibit 4.14; (iii) Exhibit 4.16; (iv)
     Exhibit 4.17; (v) Exhibit 4.19; (vi) Exhibit 10.1; and (vii)
     Exhibit 10.6.

(F) Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement on Form S-3 (File No. 33-68552) where it appears as: (i) through (iii) Exhibits 4.28 through 4.30, respectively; (iv) through (viii) Exhibits 4.34 through 4.38, respectively; and (ix) through (xi) Exhibits
     10.8 through 10.10, respectively.

(G) Incorporated by reference to a Current Report on Form 8-K filed on August 13, 1990, where it appears as Exhibit 4.

(H) Incorporated by reference to Quarterly Report on Form 10Q filed May 15, 1991, where it appears as: (i) Exhibit 4.1;
     (ii) Exhibit 4.2; and (iii) Exhibit 4.5.

(I) Incorporated by reference to Amendment No. 1 to Annual Report on Form 10-K filed April 15, 1994, where it appears as: (i) Exhibit 4.35; (ii) Exhibit 4.31; (iii) Exhibit 4.32; (iv) Exhibit 4.36; (v) Exhibit 4.37; (vi) through
     (xii) Exhibit 10.41 through Exhibit 10.47, respectively; and
     (xii) Exhibit 10.49.

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

(N) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed November 13, 1995, where it appears as: (I) Exhibit 3.8; (ii) and (iii) Exhibits 4.29 and 4.30, respectively; and (iv) through (vii) Exhibits 10.35 through 10.38, respectively.