Form 10-Q
period 1996-03-31
XCL LTD
filed 1996-05-15
CIK 720676

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

     [X]       Quarterly Report pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934
               For the Quarterly Period Ended March 31, 1996

                               OR

     [ ]       Transition Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934

                   Commission File No. 1-10669
                   ---------------------------

                            XCL Ltd.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

       Delaware                            51-0305643
- ------------------------             ----------------------
(State of Incorporation)                (I.R.S. Employer
                                      Identification Number)

110 Rue Jean Lafitte, Lafayette, LA               70508
- ---------------------------------------         ----------
(Address of principal executive offices)        (Zip Code)

                          318-237-0325
       --------------------------------------------------
      (Registrant's telephone number, including area code)

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

      266,040,305 shares Common Stock, $.01 par value were outstanding on May 15, 1996.

                            XCL LTD.

                        TABLE OF CONTENTS


                                                       Page
                             PART I

Item 1.  Financial Statements............................ 3
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...16

                             PART II

Item 1.  Legal Proceedings...............................20
Item 4.  Submission of Matters to a Vote of Security
         Holders.........................................21
Item 6.  Exhibits and Reports on Form 8-K................22

                    XCL Ltd. and Subsidiaries

                 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                   CONSOLIDATED BALANCE SHEET
                     (Thousands of Dollars)

                                               March 31     December 31
                                               --------     -----------
                       Assets                    1996           1995
                       ------                    ----           ----
                                                     (Unaudited)
Current assets:
      Cash and cash equivalents                $    366      $   1,610
      Accounts receivable, net                      364            340
      Amounts receivable from sale of assets         --          4,151
      Subscriptions receivable                       --            483
      Prepaid expenses                              210            205
      Assets held for sale                        3,030          4,376
                                                -------        -------
                       Total current assets       3,970         11,165
                                                -------        -------
Property and equipment:
      Oil and gas (full cost method):
           Unproved and unevaluated foreign
             properties                          28,974         27,315

      Land, at cost                                 135            135
      Other                                       3,024          3,017
                                                -------        -------
                                                 32,133         30,467
      Accumulated depreciation, depletion and
        amortization                             (1,902)        (1,845)
                                                -------        -------
                                                 30,231         28,622
                                                -------        -------
Investments                                       5,529          5,369
Assets held for sale                             25,072         25,395
Deferred charges and other assets                 1,688          1,785
                                                -------        -------
                       Total assets            $ 66,490       $ 72,336
                                                =======        =======

          Liabilities and Shareholders' Equity
          ------------------------------------

Current liabilities:
      Accounts payable and accrued expenses    $  3,940       $  3,884
      Royalty and production taxes payable          195            218
      Dividends payable                             928            928
      Current maturities of limited
        recourse debt                             5,123          5,229
      Collateralized credit facility             19,897         25,115
      Other current maturities                       31             30
                                                -------        -------
           Total current liabilities             30,114         35,404
                                                -------        -------
Long-term debt, net of current maturities        15,634         15,644
Other non-current liabilities                     3,491          4,388
Commitments and contingencies (Note 7)
Shareholders' equity:
      Preferred stock-$1.00 par value;
        authorized 1,200,000 shares; issued
        shares of 688,634 at March 31, 1996
        and 680,570 at December 31,1995-
        liquidation preference of $54.7 million
        at March 31, 1996                           689            681
      Preferred stock subscribed                     --              4
      Common stock-$.01 par value; authorized
        350 million shares; issued shares of
        260,960,910 at March 31, 1996 and
        256,157,224 at December 31, 1995          2,610          2,561
      Common stock held in treasury -
        $.01 par value; 2,062,065 shares at
        March 31, 1996 and 2,514,238 at
        December 31, 1995                           (21)           (25)
      Additional paid-in capital                222,330        220,364
      Accumulated deficit                      (208,357)      (206,685)
                                                -------        -------
           Total shareholders' equity            17,251         16,900
                                                -------        -------
                 Total liabilities and
                   shareholders' equity        $ 66,490       $ 72,336
                                                =======        =======

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF OPERATIONS

        (Thousands of Dollars, Except Per Share Amounts)

                                                     Three Months Ended
                                                          March 31
                                                     ------------------
                                                      1996        1995
                                                      ----        ----
                                                        (Unaudited)
Oil and gas revenues                                 $   576   $   678
                                                      ------    ------

Oil and gas operating expenses:
      Operating (including marketing)                    152       281
      Depreciation, depletion and amortization            56       658
      Depletion - oil and gas assets held for sale       276        --
      General and administrative                       1,075       882
      Taxes, other than income                            74       126
                                                      ------    ------
                                                       1,633     1,947
                                                      ------    ------
Operating loss                                        (1,057)   (1,269)
                                                      ------    ------

Other income (expense):
      Interest expense, net of amounts capitalized      (636)     (356)
      Other, net                                          52        13
                                                      ------    ------
                                                        (584)     (343)
                                                      ------    ------

Net loss                                              (1,641)   (1,612)
Preferred stock dividends                                (31)       --
                                                      ------    ------
Net loss attributable to common stock                $(1,672)  $(1,612)
                                                      ======    ======

Net loss per common and common equivalent share      $  (.01)  $  (.01)
                                                      ======    ======
Average number of common and common equivalent
  shares outstanding                                 256,807   234,499
                                                     =======   =======




 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Thousands of Dollars)

                                                          Three Months Ended
                                                               March 31
                                                          ------------------
                                                           1996         1995
                                                           ----         ----
                                                             (Unaudited)
Cash flows from operating activities:
    Net loss                                            $ (1,641)   $  (1,612)
                                                          ------      -------
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation, depletion and amortization             332          658
        Change in assets and liabilities:
             Accounts receivable                             453        1,186
             Prepaid expenses                                 (5)           5
             Accounts payable and accrued expenses           (93)        (768)
             Royalty and production taxes payable            (23)         (82)
             Other, net                                       36          518
                                                          ------      -------
                  Total adjustments                          700        1,517
                                                          ------      -------
                  Net cash used in operating activities     (941)         (95)
                                                          ------      -------
Cash flows from investing activities:
    Capital expenditures                                  (1,123)      (4,095)
    Investments                                             (160)        (759)
    Proceeds from sale of assets                           5,700           --
    Other                                                     24         (517)
                                                          ------      -------
                  Net cash provided by (used in)
                    investing activities                   4,441       (5,371)
                                                          ------      -------
Cash flows from financing activities:
    Proceeds from sales of common stock                      510           48
    Proceeds from sales of treasury stock                     --        1,603
    Payment for treasury stock                              (141)          --
    Proceeds from issuance of preferred stock                282           --
    Proceeds from exercise of warrants and options            --           69
    Payment of long-term debt                             (5,352)        (181)
    Payment of preferred stock dividends                      --         (250)
    Stock issuance costs and other                           (43)        (105)
                                                          ------      -------
                  Net cash provided by (used in)
                    financing activities                  (4,744)       1,184
                                                          ------      -------

Net decrease in cash and cash equivalents                 (1,244)      (4,282)
Cash and cash equivalents at beginning of period           1,610        6,751
                                                          ------      -------
Cash and cash equivalents at end of period              $    366     $  2,469
                                                          ======      =======

 The accompanying notes are an integral part of these financial statements.

                  XCL Ltd. and Subsidiaries

    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       March 31, 1996

(1)     General

      The consolidated financial statements at March 31, 1996, and for the three months then ended have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations. The Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of XCL Ltd. and subsidiaries as of March 31, 1996, and December 31, 1995, and the results of their operations for the three months ended March 31, 1996 and March 31, 1995, have been included. Certain reclassifications have been made to prior period financial statements to conform to current period presentation, including reclassifying accrued interest on the subordinated debt to be paid in Common Stock and the reserve for franchise tax to long-term liabilities. These reclassifications had no effect on net income or shareholders' equity. The results of the Company's operations for such interim periods are not necessarily indicative of the results for the full year. The year-end balance sheet data was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not included herein.

(2)     Liquidity and Capital Resources

      The Company has incurred recurring net losses and currently has a working capital deficit. The Company anticipates insufficient cash flows from operations to meet its current obligations, including expenditures required for the development of the Company's assets. Since 1994, the Company has been able to meet its financial obligations by obtaining funds from sales of equity in the Company and sales of various assets. Management believes that it will be able to continue to meet its financial obligations and fund the development of its investments through joint ventures with partners, continued sales of assets and continued sales of equity instruments. However, as of May 15, 1996, the Company did not have sufficient commitments in place to insure that the Company's obligations for 1996 could be satisfied. Included in such obligations are trade payables of approximately $1.2 million as of May 15, 1996, of which 43 percent are unpaid in excess of 120 days from the invoice date. Further, in addition to such trade payables, as of May 15, 1996, the Company has accrued liabilities of approximately $2.1 million in dispute with Apache China Corporation LDC ("Apache") arising from joint interest billings and cash calls. While the Company believes that certain of the charges are valid, it does not have sufficient liquidity to make payment at this time. Until alternative sources of funds are obtained, sub-stantial doubt exists regarding the Company's ability to continue as a going concern. Management is presently pursuing several financing arrangements, which if consum-mated, may provide the necessary funds to satisfy its working capital requirements.

      At March 31, 1996, the Company had an operating cash balance of $366,000 and a working capital deficit of $26.1 million, which includes $5.1 million in limited recourse debt collateralized only by the Lutcher Moore Tract and $19.9 million in bank debt, of which $2.6 million has been repaid through May 15, 1996, from proceeds of property sales. The bank debt is collateralized by the Company's domestic oil and gas properties and the stock of certain subsidiaries. During 1995, the Company's bank agreement was amended to modify certain covenant requirements through September 29, 1995. These covenants were subsequently amended to modify requirements through April 1, 1996, and again amended through September 30, 1996. Should improvements in the Company's financial position not occur, the Company would be in violation of its credit agreement subsequent to October 1, 1996, giving the bank the right to accelerate payment of the debt after applicable grace periods. Further, the borrowing base under this credit agreement is determined, in part, by the value of the Company's domestic proved reserves which are applicable to properties classified in the balance sheet as assets held for sale. The next borrowing base determination has been rescheduled for June 30, 1996.

      The Company also has $5.1 million of Limited Recourse debt outstanding which is collateralized by the Lutcher Moore Tract, of which $2.6 million is due on May 16, 1996. Payments of principal and interest on the remaining $2.5 million of the Lutcher Moore limited recourse debt are past due. The Company is negotiating with the holders of these obligations to defer payments until the Lutcher Moore Tract can be sold. Should the deferral not be obtained the holders have recourse only to the property itself, as the Company is not liable for the debt.

       The Company's Series A Preferred Stock dividend requirements are approximately 2.7 million pounds sterling (U.K.) annually and currently insufficient liquidity exists to continue to pay such amounts. The Company declared the Series A Preferred Stock dividend payable June 30, 1995.
A  portion  of  this  dividend   was  paid  with  shares  of
Common Stock and approximately $900,000 remains to be paid in cash. Should the Company be unable to pay this dividend by June 30, 1996, the holders of Series A Preferred Stock can require Board of Director representation. The December 31, 1995 dividend payment on the Series A Preferred Stock has been declared payable in additional shares of Series A Preferred Stock, however such shares cannot be issued until the shares allocated to withholding taxes are sold for cash and the proceeds remitted to the taxing authorities.

      The Company's cash flow forecast (including scheduled debt requirements) for 1996 projects that approximately $22 million ($7.5 million which was available or utilized as of March 31, 1996) of additional working capital will be required to fund operational and development activities. Management's plans to obtain the necessary capital include:

o The sale of domestic oil and gas properties. Two domestic oil and gas properties have been sold through March 31, 1996, providing proceeds of $5.4 million which was used to repay accrued interest and $5.2 million of principal on the Company's bank debt. On May 6, 1996, the Company sold a third lease generating gross proceeds of approximately $3.0 million of which $2.8 million was used to prepay principal and interest on the Company's bank debt. As a result of this transaction the Company has satisfied all of its 1996 scheduled principal payments on its bank debt.

o The sale of the Lutcher Moore Tract. The Company is in ongoing negotiations for the sale of this property. Should a sale be completed, $5.1 million of the proceeds would be applied to the limited recourse debt with additional proceeds used to further prepay bank debt and satisfy working capital requirements.

o The sale of corporate securities. On March 8, 1996, the Company sold 34 Units in an offshore transaction with each Unit priced at $15,000. The Company received approximately $400,000 of net proceeds, after deduction of offering costs and expenses. An aggregate of 2,040,000 shares of Common Stock and Warrants to acquire an additional 2,040,000 shares of Common Stock were issued at closing. On April 23, 1996, the Company sold an additional 30 Units of Common Stock and
  Warrants   at  $15,000  per  Unit.  The  Company  received
  approximately $349,000 of net proceeds, after deduction of offering costs and expenses. An aggregate of 1,800,000 shares of Common Stock and Warrants to acquire an additional 1,800,000 shares of Common stock were issued at closing. With the sale of these Units, the Company has issued essentially all authorized shares of Common Stock not reserved to fulfill other obligations. Therefore, until approval is sought and received from the shareholders to increase the authorized shares of Common Stock, the Company can only place approximately 5,800 additional shares of Series E Preferred Stock.

o Negotiating joint venture agreements with potential partners to supply the cash needed to pursue various China projects. Discussions with several potential partners are in progress.

o The sale or joint venture of its remaining oil and gas properties. The Company is attempting to sell its remaining domestic oil and gas properties. If a satisfactory sale transaction cannot be negotiated, the Company will consider a contribution of these properties to a joint venture for further development in exchange for a joint venture
  partner's   contribution  of  all  required   monies   for
  development costs. The Company's share of revenues from such a venture would be applied to reduce its bank debt.

      With respect to short term requirements to fund the Company's ongoing general and administrative costs, the Company believes that working capital will be made available from certain of its major stockholders or other investors, should the Company enter into a letter(s) of intent with potential joint venture participants to provide funds for the Company's further overhead expenditures and for the capital requirements of the China projects.

      Longer term liquidity is dependent on the Company's commencement of production in China and continued access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of INCC and holders of the Company's Subordinated Debt and Preferred Stock.

(3)     Supplemental Cash Flow Information

      There were no income taxes paid during the three month periods ended March 31, 1996 and 1995. (See Note 7 herein).

     Interest and associated capitalized costs for the three month period ended March 31, 1996 and 1995 totaled $549,000 and $1.0 million, respectively. Interest paid during the three month periods ended March 31, 1996 and 1995 amounted to $870,000 and $583,000, respectively.

      During the three months ended March 31, 1996, the Company completed the following noncash transactions:

o As compensation for services performed resulting in Apache Corp. purchasing an additional interest in the Zhao Dong Block the Company issued 50,000 shares of Common Stock to EnCap Investments, L.C. ("EnCap") and EnCap's existing warrant to acquire 500,000 shares of Common Stock was amended as to exercise price, expiration date and forced conversion feature to conform the terms of this warrant to the terms of warrants granted to the Placement Agent in the Regulation S Unit Offering.

o As compensation for identifying Rauscher Pierce & Clark as the Placement Agent for the Regulation S Unit Offering, EnCap earned a four percent stock fee of the gross proceeds of the Regulation S Unit Offering. In payment of this fee the Company, during the first quarter, issued 267,264 shares of Common Stock in connection with the initial closing and during the second quarter will issue an aggregate 122,880 shares of Common Stock as compensation for the subsequent closings.

      During the three months ended March 31, 1995, the Company issued 18,714 shares of Common Stock in payment of interest on funds escrowed in advance of purchase of Series
D Preferred Stock.

(4)     Assets Held for Sale and Investments

     Assets Held for Sale
     --------------------

Domestic Oil and Gas Properties
- -------------------------------

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

     During the first quarter of 1996, the Company sold two domestic gas fields producing net proceeds of $5.4 million which was primarily used to pay interest and prepay principal due on the Company's bank loan. The Company sold a third property in a sale completed during the second quarter of 1996 generating gross proceeds of approximately $3.0 million, of which $2.8 million was applied to payment of interest and prepayment of principal on the bank loan. The fair market value of these three properties has been reflec-ted as current assets in the Company's December 31, 1995 consolidated balance sheet.

Lutcher Moore Tract
- -------------------

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

     Investments
     -----------

Lube Oil Investment
- -------------------

      On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and southeast Asian markets. As of March 31, 1996, the Company has invested approximately $1.5 million in the project. Additional payments totaling $1.8 million are to be made, the first of which, in the amount of $550,000, is past due.

Coalbed Methane Project
- -----------------------

      During 1995, the Company signed an agreement with the China National Administration of Coal Geology, pursuant to which the parties have commenced cooperation for the exploration and development of coalbed methane in two areas in China. As of March 31, 1996, the Company has invested approximately $391,000 in the project.

 (5)     Debt

Long-term  debt at March 31, 1996 consists of the  following
(000's):

                                       Current     Long-Term
                                      Maturities    Portion     Total
                                      ----------   ----------   -----

Collateralized credit facility         $ 19,897   $     --    $19,897
Subordinated debt (due April 5, 2000)        --     15,000     15,000
Building Mortgage                            31        634        665
                                        -------    -------     ------
    Total                              $ 19,928   $ 15,634    $35,562
                                        =======    =======     ======
Lutcher Moore Group
    Limited Recourse Debt              $  5,123   $     --    $ 5,123
                                        =======    =======     ======

     Substantially all of the Company's assets collateralize certain of these borrowings. Accounts payable and accrued expenses include interest accrued at March 31, 1996, of approximately $234,000.

Lutcher  Moore Group Limited Recourse Debt :
- ------------------------------------------

Mortgage and Seller Notes.
- --------------------------

      At  March  31,  1996, approximately  $2.6  million  of
Mortgage Notes (net of amounts escrowed for payment) and $2.5 million of Seller Notes were outstanding. In January 1996, the terms of the Mortgage Notes were modified providing that the remaining principal (which bears interest at 9.25 percent per annum) is payable on demand, and if no demand is made, in three monthly installments of $52,300 each, commencing February 15, 1996, plus a final payment of all outstanding principal and interest due on May 16, 1996. The Seller Notes bear interest at 8 percent and have a final maturity of June 1996. Payments of principal and interest on the Seller Notes are past due. The Company is negotiating an extension of the maturity dates of the Mortgage and Seller Notes however, should the Company be unsuccessful in negotiating further extension, the holders have recourse only to the property itself, as the Company is not liable for the debt.

Collateralized Credit Facility
- ------------------------------

      The INCC Agreement provides for scheduled semiannual borrowing base determinations by INCC based on a review of reserve estimates and other factors, with the initial borrowing base set at $29.2 million. Effective October 31, 1994, the borrowing base was set at $25.2 million. The net proceeds of $4.1 million from the divestiture of the Mestena Grande Field in January 1996, were applied to a $2 million principal payment due January 2, 1996, a principal payment of $1.63 million due April 1, 1996, with the remainder applied to the balance of the outstanding indebtedness. The net proceeds of $1.325 million from the sale of the Gonzales Gas Unit sold in March 1996, were applied to accrued interest through the date of closing and $1.1 million of principal. The net proceeds of $2.79 million from the sale of the Lopez Gas Units sold in April 1996, were applied to accrued interest through the date of closing then to principal of $535,556 due on July 1, 1996, principal of $1.625 million due October 1, 1996 and the remainder against principal due January 2, 1997. The next scheduled principal payment is due January 2, 1997, in the amount of approximately $1.2 million with quarterly payments of $1.63 million thereafter.

      During 1995, the INCC Agreement was amended to modify certain covenants and was further amended to modify requirements through April 1, 1996. The credit agreement was further amended in April 1996 to modify requirements through September 30, 1996, and accordingly the full amount of such debt has been reflected as a current liability. Absent these modifications, the Company would have been in violation of several covenants and should improvements in the Company's financial position not occur, the Company would be in violation of its credit agreement subsequent to October 1, 1996, giving the bank the right to accelerate payment of the debt after applicable grace periods. The Company would need to pursue the sale of other assets, a joint-venture or the issuance of additional equity securities to fund any such accelerated payments. Further, the borrowing base under this credit agreement is determined, in part, by the value of the Company's domestic proved reserves. The next borrow-ing base determination, which will be based on reserves related to oil and gas properties reflected as assets held for sale, has been rescheduled for June 30, 1996.

(6)     Preferred Stock and Common Stock

      As of March 31, 1996, the Company had the following shares of Preferred Stock issued and outstanding:

                               Liquidation
                   Shares         Value
                   -------     -----------
Series A           599,244    $ 45,743,291 (1)
Series B            44,954       4,495,400
Series E            44,436       4,443,600
- -----------
(1) 50 pounds sterling (U.K.) per share (U.K. 1 pound sterling
    = U.S. $1.5267 at March 31, 1996).

     Series A Preferred Stock
     ------------------------

       The Company's Series A Preferred Stock dividend requirements are approximately 2.7 million pounds sterling (U.K.) annually and currently insufficient liquidity exists to continue to pay such amounts. Further, the Company's credit agreement restricts payment of cash dividends. With the approval of its lender, the Company declared the June 30, 1995 dividend payable in cash, with such cash to be obtained from the sale of Common Stock. In order to reduce the cash requirement, effective June 26, 1995, the Company entered into agreements with three U.S. holders of Series A Preferred Stock representing approximately 59 percent of the class pursuant to which they elected to receive their dividends in Common Stock of the Company. Cash dividends remaining to be paid with respect to the June 30, 1995
dividend   declaration,  aggregate  approximately  $900,000.
Should the Company be unable to pay this dividend by June 30, 1996, the holders of Series A Preferred Stock can require Board of Director representation.

      The December 31, 1995 dividend payment on the Series A Preferred Stock has been declared payable in additional shares of Series A Preferred Stock. During 1996, the terms of the Series A Preferred Stock were amended to allow for payment of the December 31, 1995 and subsequent dividend payments to be made in additional shares of Series A Preferred Stock. The Board of Directors correspondingly approved a 250,000 share increase in the number of shares of Series A Preferred Stock authorized. An aggregate of 53,932 shares of Series A Preferred Stock are to be issued for payment of the December 31, 1995 dividend and U.S. and U.K. withholding taxes, however such shares cannot be issued until the shares allocated to withholding taxes are sold for cash and the proceeds remitted to the taxing authorities.

     Series B Preferred Stock
     ------------------------

      On May 16, 1995, the Company received notice from the Series B Preferred holder exercising its redemption rights. The Company has elected to redeem in shares of Common Stock and the holder has exercised its option to have the Company sell its shares of Common Stock. The aggregate redemption price is $5 million, plus accrued dividends from January 1, 1995 to the date of redemption. The Company has registered
5.3 million shares for sale and has reserved additional shares should the sale of the registered shares not be sufficient to fulfill the redemption obligation. Approximately 4,321 shares had been redeemed at December 31, 1995, from the sale of 919,900 shares of Common Stock. An additional 725 shares have been redeemed during the first quarter of 1996 from the sale of 700,000 shares of Common
Stock. Proceeds are first allocated to accrued dividends, with the remainder applied toward redemption of shares of the Series B Preferred Stock. During the second quarter an additional 100,000 shares were sold and applied against accrued dividends. By letter dated April 5, 1996, the holder has advised the Company that it is not satisfied with the rate at which the Series B shares are being redeemed and that unless the rate of redemption is accelerated, the holder may no longer extend the time in which the redemption is to be completed.

 (7)     Commitments and Contingencies and Subsequent Events

      Other commitments, contingencies and subsequent events include:

     o The Company acquired the rights to the exploration, development and production of the Zhao Dong Block by executing a Production Sharing Agreement with CNODC in February 1993. Under the terms of the Production Sharing Agreement, the Company and Apache are responsible for all exploration costs. If a commercial discovery is made, and if CNODC exercises its option to particpate in the develop-ment of the field, all development and operating costs and related oil and gas production will be shared up to 51 percent by CNODC and the remainder by the Company and Apache.

          In March 1994, the Company farmed out a one-third interest in its contract rights for the Zhao Dong Block to Apache. To further reduce the Company's exploration capital requirements and accelerate the development of the Zhao Dong Block, the Com-pany signed an agreement on May 10, 1995, with Apache (approved by Chinese authorities on August 10, 1995) pursuant to which Apache became obliga-ted to pay 100 percent of the costs to drill and test two wildcat wells and one appraisal well on the Zhao Dong Block, with a requirement to pay for a third wildcat well, if Apache elected to participate in the second phase of the Production
          Sharing  Agreement.   In January 1996,  Apache so
          elected and therefore will pay the dilling and testing costs of a third wildcat well. The amounts advanced by Apache are recoverable from revenues generated from Zhao Dong Block produc-tion. Future expenditures beyond those described above will be borne 50 percent each by the Com-
          pany and  Apache.   Pursuant  to  this  agreement
          Apache also purchased an additional 16.67 percent interest in the foreign contractor's share of the oil and gas reserves of the "C" Field. Payment for this purchase will be computed and made to the Company from time to time as each segment of the field is placed on production in order to insure that the Company will receive the full market value of the 16.67 percent interest. In consideration of the above described payments, Apache assumed operatorship of the Zhao Dong Block and increased its interest in the Zhao Dong Block from 33.33 percent to 50 percent of the foreign contractor's share of the Zhao Dong Block.

          The Production Sharing Agreement includes the following additional principal terms:

             The Production Sharing Agreement is basically divided into three periods: the Exploration Period, the Development Period and the Produc-tion period. Work to be performed and expend-itures to be incurred during the Exploration period, which consists of three phases totaling seven years from May 1, 1993, are the exclusive responsibility of the Contractor (the Company and Apache as a group). The Contractor's obligations in the three exploration phases are as follows:

             1. During the first three years, the Contractor is required to drill three wildcat wells, perform seismic data acquisition and process-ing and expend a minimum of $6 million (The Contractor has drilled two wildcat wells, satisfied the seismic acquisition and minimum expenditure requirements and has received an extension allowing the drilling of the third wildcat well during the first year of the second exploration phase.);

             2. During the next two years, the Contractor is required to drill two wildcat wells, perform seismic data acquisition and processing and expend a minimum of $4 million (The Contrac-tor has elected to proceed with the second phase of the Contract. The seismic data acquisition requirement for the second phase has been satisfied.);

             3. During the last two years, the Contractor is required to drill two wildcat wells and expend a minimum of $4 million.

          The Production Sharing Agreement may be terminated by the Contractor at the end of each phase of the Exploration period, without further obligation.

     o On December 1, 1995, the Company submitted certain accounting disputes to arbitration arising from Apache's operations at the Zhao Dong Block. In the initial submission, the Company disputed certain amounts charged to the Company by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls. Amounts involved in later months joint interest billings and cash calls were subsequently added to the submission. As of May 15, 1996, the total amount in dispute and claimed by Apache to be owed by the Company was $2.1 million. While the Company believes that certain charges are valid, and has fully provided for them in the consolidated financial statements, it does not have sufficient liquidity to make payment at this time.

     o The Company has future commitments of $1.8 million associated with its joint venture contract to enter the lubricating oil business in China. Additional payments totaling $1.8 million are to be made, the first of which, in the amount of $550,000, is past due.

     o During 1992, the Company received notice, and amendment thereto, of a proposed assessment for state income and franchise taxes. During December 1993, the Company and two of its wholly-owned subsi-diaries, XCL-Texas, Inc. and XCL-Acquisitions, Inc. were sued in separate law suits entitled Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. Exploration Company of Louisiana, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5449); Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. XCL-Texas, Incorporated (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5450); and Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. XCL Acquisitions, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5337) by the Louisiana Department of Revenue for Louisiana State corporate franchise and income taxes. The claims relate to assessments for the 1987 through 1991 fiscal years. The aggregate amount of the assess-ments, including penalties and interest, is approx-imately $2.25 million as of the original due date excluding extensions for filing of the respective returns. The Company believes that this contingency has been adequately provided for in the consoli-
          dated financial statements.   The law suits are all
          in  their  initial  stages.   The Company has filed
          answers to each of these suits and intends to defend them vigorously. The Company believes it has meritorious defenses and has instructed its counsel to contest these claims.

     o In connection with a lawsuit entitled The Elia G. Gonzalez Mineral Trust, et al vs. Edwin L. Cox, et al which was settled and dismissed on December 31, 1993, two groups of non-participating royalty owners filed interventions. The court ordered the interventions stricken. During 1994, the first group appealed and the second group filed a new lawsuit. The Company settled the new lawsuit filed by the second group with its share of the settle-ment being $20,000. During December 1994, the appellate court affirmed the trial court's decision to deny the intervention to the first group. The Company, in March 1995, was named as a third party defendant by the original lessor who had been pre-viously sued by the nonparticipating royalty owners comprising the first group. Management believes that the outcome of the lawsuit will not have a material adverse effect on the Company's liquidity or results of operations. The Company intends to defend vigorously all claims asserted by the first group in its lawsuit.

     o During April 1994, the Company was sued in an action entitled Kathy M. McIlhenny vs. The Exploration Company of Louisiana, Inc. (15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 941845). Kathy McIlhenny, former wife of a director of the Company, has asserted a claim in the aggre-gate amount of approximately $500,000 in respect of compensation for certain services alleged to have been performed on behalf of the Company and under an alleged verbal employment agreement and, by amend-ment, asserted a claim for payments arising from purported rights to mineral interests. The Company believes that such claim is without merit and rejects the existence of any such alleged agreement.

     o The Company may be subject to other legal proceed-ings which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company or results of operations of the Company.

     o The Company is subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Although management believes that such operations are in general compli-ance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities will not be incurred.


                XCL LTD. AND SUBSIDIARIES

                       March 31, 1996


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

      The Company has incurred recurring net losses and currently has a working capital deficit. The Company anticipates insufficient cash flows from operations to meet its current obligations, including expenditures required for the development of the Company's assets. Since 1994, the Company has been able to meet its financial obligations by obtaining funds from sales of equity in the Company and sales of various assets. Management believes that it will be able to continue to meet its financial obligations and fund the development of its investments through joint ventures with partners, continued sales of assets and continued sales of equity instruments. However, as of May 15, 1996, the Company did not have sufficient commitments in place to insure that the Company's obligations for 1996 could be satisfied. Included in such obligations are trade payables of approximately $1.2 million as of May 15, 1996, of which 43 percent are unpaid in excess of 120 days from the invoice date. Further, in addition to such trade payables, as of May 15, 1996, the Company has accrued liabilities of approximately $2.1 million in dispute with Apache China Corporation LDC ("Apache") arising from joint interest billings and cash calls. While the Company believes that certain of the charges are valid, it does not have sufficient liquidity to make payment at this time. Until alternative sources of funds are obtained, sub-stantial doubt exists regarding the Company's ability to continue as a going concern. Management is presently pursuing several financing arrangements, which if consum-mated, may provide the necessary funds to satisfy its working capital requirements.

      At March 31, 1996, the Company had an operating cash balance of $366,000 and a working capital deficit of $26.1 million, which includes $5.1 million in limited recourse debt collateralized only by the Lutcher Moore Tract and $19.9 million in bank debt, of which $2.6 million has been repaid through May 15, 1996, from proceeds of property sales. The bank debt is collateralized by the Company's domestic oil and gas properties and the stock of certain subsidiaries. During 1995, the Company's bank agreement was amended to modify certain covenant requirements through September 29, 1995. These covenants were subsequently amended to modify requirements through April 1, 1996, and again amended through September 30, 1996. Should improvements in the Company's financial position not occur, the Company would be in violation of its credit agreement subsequent to October 1, 1996, giving the bank the right to accelerate payment of the debt after applicable grace periods. Further, the borrowing base under this credit agreement is determined, in part, by the value of the Company's domestic proved reserves which are applicable to properties classified in the balance sheet as assets held for sale. The next borrowing base determination has been rescheduled for June 30, 1996.

      The Company also has $5.1 million of Limited Recourse debt outstanding which is collateralized by the Lutcher Moore Tract, of which $2.6 million is due on May 16, 1996. Payments of principal and interest on the remaining $2.5 million of the Lutcher Moore limited recourse debt are past due. The Company is negotiating with the holders of these obligations to defer payments until the Lutcher Moore Tract can be sold. Should the deferral not be obtained the holders have recourse only to the property itself, as the Company is not liable for the debt.

       The Company's Series A Preferred Stock dividend requirements are approximately 2.7 million pounds sterling (U.K.) annually and currently insufficient liquidity exists to continue to pay such amounts. The Company declared the Series A Preferred Stock dividend payable June 30, 1995.
A  portion  of  this  dividend   was  paid  with  shares  of
Common Stock and approximately $900,000 remains to be paid in cash. Should the Company be unable to pay this dividend by June 30, 1996, the holders of Series A Preferred Stock can require Board of Director representation. The December 31, 1995 dividend payment on the Series A Preferred Stock has been declared payable in additional shares of Series A Preferred Stock, however such shares cannot be issued until the shares allocated to withholding taxes are sold for cash and the proceeds remitted to the taxing authorities.

      The Company's cash flow forecast (including scheduled debt requirements) for 1996 projects that approximately $22 million ($7.5 million which was available or utilized as of March 31, 1996) of additional working capital will be required to fund operational and development activities. Management's plans to obtain the necessary capital include:

o The sale of domestic oil and gas properties. Two domestic oil and gas properties have been sold through March 31, 1996, providing proceeds of $5.4 million which was used to repay accrued interest and $5.2 million of principal on the Company's bank debt. On May 6, 1996, the Company sold a third lease generating gross proceeds of approximately $3.0 million of which $2.8 million was used to prepay principal and interest on the Company's bank debt. As a result of this transaction the Company has satisfied all of its 1996 scheduled principal payments on its bank debt.

o The sale of the Lutcher Moore Tract. The Company is in ongoing negotiations for the sale of this property. Should a sale be completed, $5.1 million of the proceeds would be applied to the limited recourse debt with additional proceeds used to further prepay bank debt and satisfy working capital requirements.

o The sale of corporate securities. On March 8, 1996, the Company sold 34 Units in an offshore transaction with each Unit priced at $15,000. The Company received approximately $400,000 of net proceeds, after deduction of offering costs and expenses. An aggregate of 2,040,000 shares of Common Stock and Warrants to acquire an additional 2,040,000 shares of Common Stock were issued at closing. On April 23, 1996, the Company sold an additional 30 Units of Common Stock and
  Warrants   at  $15,000  per  Unit.  The  Company  received
  approximately $349,000 of net proceeds, after deduction of offering costs and expenses. An aggregate of 1,800,000 shares of Common Stock and Warrants to acquire an additional 1,800,000 shares of Common stock were issued at closing. With the sale of these Units, the Company has issued essentially all authorized shares of Common Stock not reserved to fulfill other obligations. Therefore, until approval is sought and received from the shareholders to increase the authorized shares of Common Stock, the Company can only place approximately 5,800 additional shares of Series E Preferred Stock.

o Negotiating joint venture agreements with potential partners to supply the cash needed to pursue various China projects. Discussions with several potential partners are in progress.

o The sale or joint venture of its remaining oil and gas properties. The Company is attempting to sell its remaining domestic oil and gas properties. If a satisfactory sale transaction cannot be negotiated, the Company will consider a contribution of these properties to a joint venture for further development in exchange for a joint venture
  partner's   contribution  of  all  required   monies   for
  development costs. The Company's share of revenues from such a venture would be applied to reduce its bank debt.

      With respect to short term requirements to fund the Company's ongoing general and administrative costs, the Company believes that working capital will be made available from certain of its major stockholders or other investors, should the Company enter into a letter(s) of intent with potential joint venture participants to provide funds for the Company's further overhead expenditures and for the capital requirements of the China projects.

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

New Accounting Pronouncement
- ----------------------------

     In April 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121 "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of." This standard describes circumstances which may result in assets being impaired and provides criteria for recognition and measurement of asset impairment. The Company does not believe the implementation of this statement will have a material impact on the financial position, results of operations or cash flows of the Company.

      In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a fair value-based method of accounting for employee stock options. This method provides for compensa-tion cost to be charged to results of operations at the grant date. However, the statement allows companies to continue to follow the accounting treatment prescribed by Accounting Principles Board Opinion No. 25. Opinion 25 generally requires compensation cost to be recognized only for the excess of the quoted market price at the grant date over the price that an employee must pay to acquire the stock. Companies electing to continue with Opinion 25 must make disclosure of net income as if SFAS 123 had been adopted. The Company has not yet determined the method of accounting that it will follow for stock options. However, it does not expect that adoption of the requirements of SFAS 123 would have a material impact on the financial position, results of operations or cash flows of the Company.

Results of Operations
- ---------------------

     During the three month periods ended March 31, 1996 and
March  31,  1995, the Company incurred net  losses  of  $1.6 million.

      Oil and gas revenues for the three month period ended March 31, 1996, were $576,000 compared to $678,000 during the corresponding period in 1995. Revenues will continue to decline as the Company completes its announced program of selling substantially all of its U.S. producing properties. Interest expense increased in the first quarter of 1996 as compared to the corresponding period in 1995, due primarily to reduced capitalization of interest costs as the balance of qualifying assets declined. Net interest charges are not expected to increase significantly throughout 1996 as the Company has made $7.8 million in principal payments on its bank debt in the first and second quarters of 1996.

      As the Company continues to focus its resources on exploration and development of the Zhao Dong Block, future oil and gas revenues will initially be directly related to the degree of drilling success experienced in the Zhao Dong Block. The Company does not anticipate significant increases in its oil and gas production in the short-term and expects to incur operating losses until such time as sufficient revenues from the China projects are realized which exceed operating costs.


                  XCL LTD. AND SUBSIDIARIES

                       March 31, 1996

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

      On December 1, 1995, the Company submitted certain accounting disputes to arbitration arising from Apache's operations at the Zhao Dong Block. In the initial submission, the Company disputed certain amounts charged to the Company by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls. Amounts involved in later months joint interest billings and cash calls were subsequently added to the submission. As of May 15, 1996, the total amount in dispute and claimed by Apache to be owed by the Company was $2.1 million. The Company believes that these charges have been fully provided for in the consolidated financial statements.

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

1.0      Not applicable

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

4.26   Copy of Amendment to Certificate of Designation of
    Series A Preferred Stock dated October 31, 1995. (N)(ii)

4.27     Copy of Certificate of Designation of Series E,
    Cumulative Convertible Preferred Stock dated November 2,
    1995. (N)(iii)

4.28 Form of Purchase Agreement between the Company and each of the Purchasers of Units in the Regulation S Unit
    Offering conducted by Rauscher Pierce & Clark with closings as follows:

    December 22, 1995               116 Units
    March 8, 1996                    34 Units (O)(i)

4.29 Form of Warrant Agreement between the Company and each of the Purchasers of Units in the Regulation S Unit
    Offering conducted by Rauscher Pierce & Clark, as follows:

    Closing Date          Warrants    Exercise Price
    ------------          --------    --------------

    December 22, 1995     6,960,000        $.50
    March 8, 1996         2,040,000        $.35  (O)(ii)

4.30      Form of Warrant Agreement between the Company  and
    Rauscher Pierce & Clark in consideration for acting as placement agent in the Regulation S Units Offering, as follows:

    Closing Date            Warrants    Exercise Price
    ------------            --------    --------------

    December 22, 1995        696,000         $.50
    March 8, 1996            204,000         $.35  (O)(iii)

4.31     Form of Amendment of Certificate of Designation of
    Series A Preferred Stock dated April 11, 1996. (O)(iv)

10.0      -     Material Contracts

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

10.25  Letter  of  Intent dated July 17, 1995  between  CNPC
    United Lube Oil Corporation and XCL Ltd. for discussion of further projects. (M)(v)

10.26 Form of Letter Agreement dated June 26, 1995 between the Company and three of its U.S. holders of Series A Preferred Stock, whereby the following such holders have agreed to accept Common Stock in respect of dividends payable December 31, 1994 and June 30, 1995 in the amounts set forth:

                            12/31/94     6/30/95
         Holder             Dividend     Dividend      Shares
         ------             --------     --------      ------
    Kayne Anderson
    Investment Management  $627,788.12  $689,238.87   2,225,024
    Cumberland Associates  $429,056.51  $445,838.59   1,487,294
    T. Rowe Price &
     Associates, Inc.      $159,975.00  $166,232.25     554,543 (M)(vi)

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

10.31 Memo of Understanding dated December 14, 1995, between XCL Ltd. and China National Administration of
    Coal Geology. (O)(v)

10.32     Copy of Purchase and Sale Agreement dated December
    28,  1995,  between XCL Ltd., XCL-Texas, Inc.  and  Cody
    Energy Corporation, for the sale to Cody Energy of the Mestena Grande Field located in Texas. (O)(vi)

10.33 Form of Fourth Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates, L.P. dated January 16, 1996. (O)(vii)

10.34 Form of Third Amendment to Appointment of Agent for Collection and Agreement to Application of Funds between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, L.M. Holding Associates, L.P. and The First National Bank of Lake Charles, dated January 16, 1996. (O)(viii)

10.35     Copy of Purchase and Sale Agreement dated March 8,
    1996,  between XCL-Texas, Inc. and Tesoro  E&P  Company,
    L.P. for the sale of the Gonzales Gas Unit located in south Texas. (O)(ix)

10.36  Copy  of  Limited  Waiver  between  the  Company  and
    Internationale Nederlanden (U.S.) Capital Corporation dated April 3, 1996. (O)(x)

10.37      Copy  of Purchase and Sale Agreement dated  April
    22,  1996,  between XCL-Texas, Inc. and  Dan  A.  Hughes
    Company for the sale of the Lopez Gas Unites located in south Texas. *

11.    Statement re computation of per share earnings *

16.    Not applicable.

17.    Not applicable.

20.    Not applicable.

23.    Not applicable.

24.    Not applicable.

27.    Financial Data Schedule *

99.    Glossary of Terms *

- ------------
*    Filed herewith.

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

(O) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995, filed April 15, 1996, where it appears as: (i) through (iv) Exhibits 4.28 through 4.31, respectively; and (v) through (x) Exhibits 10.31 through 10.36, respectively.

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


                              XCL Ltd.

                             /s/ David A. Melman
                         By: ----------------------------
                              David A. Melman
                              Executive Vice President and
                              General Counsel

Date: May 15, 1996