Form 10-Q
period 1996-06-30
XCL LTD
filed 1996-08-14
CIK 720676

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

               Quarterly Report pursuant to Section 13 or 15(d)
      [X]      of the Securities Exchange Act of 1934

               For the Quarterly Period Ended June 30, 1996

                               OR

               Transition Report Pursuant to Section 13 or 15(d) of
     [  ]      the Securities Exchange Act of 1934

                   Commission File No. 1-10669

                            XCL Ltd.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

       Delaware                               51-0305643
- ------------------------                 ----------------------
(State of Incorporation)                    (I.R.S. Employer
                                         Identification Number)

110 Rue Jean Lafitte, Lafayette, LA                  70508
- ----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)

                          318-237-0325
      ----------------------------------------------------
      (Registrant's telephone number, including area code)

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

      269,894,775 shares Common Stock, $.01 par value were outstanding on August 13, 1996.

                    XCL LTD. AND SUBSIDIARIES

                        TABLE OF CONTENTS


                                                               Page
                             PART I

Item 1.  Financial Statements                                   3
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   19

                             PART II

Item 1.  Legal Proceedings                                     23
Item 4.  Submission of Matters to a Vote of Security-Holders   25
Item 6.  Exhibits and Reports on Form 8-K.                     26

                    XCL LTD. AND SUBSIDIARIES
                 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                   CONSOLIDATED BALANCE SHEET
                     (Thousands of Dollars)
                                                       June 30     December 31
                             Assets                      1996          1995
                             ------                    -------     -----------
                                                             (Unaudited)

Current assets:
      Cash and cash equivalents                      $     200     $    1,610
      Accounts receivable, net                             162            340
      Amounts receivable from sale of assets                --          4,151
      Subscriptions receivable                              --            483
      Prepaid expenses                                     101            205
      Assets held for sale                                  --          4,376
                                                      --------      ---------
                       Total current assets                463         11,165
                                                      --------      ---------
Property and equipment:
      Oil and gas (full cost method):
         Unproved and unevaluated foreign properties    31,150         27,315
      Land, at cost                                        135            135
      Other                                              2,995          3,017
                                                      --------      ---------
                                                        34,280         30,467
      Accumulated depreciation, depletion and
        amortization                                    (1,916)        (1,845)
                                                      --------      ---------
                                                        32,364         28,622
                                                      --------      ---------
Investments                                              3,235          5,369
Assets held for sale                                    24,901         25,395
Deferred charges and other assets                        1,596          1,785
                                                      --------       --------
                       Total assets                  $  62,559      $  72,336
                                                      ========       ========

Liabilities and Shareholders' Equity
- ------------------------------------

Current liabilities:
      Accounts payable and accrued costs             $   4,696      $   3,884
      Royalty and production taxes payable                  21            218
      Dividends payable                                    928            928
      Current maturities of limited-recourse debt        4,872          5,229
      Collateralized credit facility                    17,279         25,115
      Other current maturities                             658             30
                                                      --------       --------
           Total current liabilities                    28,454         35,404
                                                      --------       --------
Long-term debt, net of current maturities               15,000         15,644
Other non-current liabilities                            3,167          4,388
Commitments and contingencies (Note 7)
Shareholders' equity (Note 6):
      Preferred stock-$1.00 par value; authorized
       1,200,000 shares; issued shares of 667,193
       at June 30, 1996 and 680,570 at December 31,
       1995-liquidation preference of $55.2 million
       at June 30, 1996                                    667            681
      Preferred stock subscribed                            --              4
      Common stock-$.01 par value; authorized
        350 million shares; issued shares of
        267,826,740 at June 30, 1996 and
        256,157,224 at December 31, 1995                 2,678          2,561
      Common stock held in treasury - $.01 par
        value; 1,092,065 shares at June 30,
        1996 and 2,514,238 at December 31, 1995            (11)           (25)
      Additional paid-in capital                       224,439        220,364
      Accumulated deficit                             (211,835)      (206,685)
                                                      --------       --------
           Total shareholders' equity                   15,938         16,900
                                                      --------       --------
                Total liabilities and shareholders'
                 equity                              $  62,559      $  72,336
                                                      ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF OPERATIONS

        (Thousands of Dollars, Except Per Share Amounts)

                                                 Three Months Ended June 30     Six Months Ended June 30
                                                 --------------------------     ------------------------
                                                      1996        1995            1996       1995
                                                      ----        ----            ----       ----
                                                                         (Unaudited)
Oil and gas revenues                              $    361      $    724        $    937     $  1,402
                                                   -------       -------         -------      -------
Oil and gas operating expenses:
      Operating (including marketing)                   85           283             237          564
      Depreciation, depletion and amortization          45           638             101        1,296
      Depletion - oil and gas assets held for sale     106            --             382           --
      Provision for impairment of oil and gas
        properties                                      --        10,700              --       10,700
      Writedown of investments                       1,250            --           1,250           --
      General and administrative                       832         1,228           1,907        2,110
      Taxes, other than income                          13           224              87          350
                                                   -------      --------          ------      -------
                                                     2,331        13,073           3,964       15,020
                                                   -------      --------          ------      -------
Operating loss                                      (1,970)      (12,349)         (3,027)     (13,618)
                                                   -------      --------          ------      -------
Other income (expenses):
      Interest expense, net of amounts capitalized    (571)       (1,033)         (1,207)      (1,389)
      Loss on sale of investments                     (661)           --            (661)          --
      Other, net                                       140           119             192          132
                                                   -------       -------          ------      -------
                                                    (1,092)         (914)         (1,676)      (1,257)
                                                   -------       -------          ------      -------

Net loss                                            (3,062)      (13,263)         (4,703)     (14,875)
Preferred stock dividends                             (416)       (2,464)           (447)      (2,464)
                                                   -------       -------          ------      -------
Net loss attributable to common stock             $ (3,478)     $(15,727)        $(5,150)    $(17,339)
                                                   =======       =======          ======      =======

Net loss per common and common equivalent share   $   (.01)     $   (.07)        $  (.02)    $   (.07)
                                                   =======       =======          ======      =======
Average number of common and common equivalent
 shares outstanding                                263,343       236,966          260,061     235,739
                                                   =======       =======          =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Thousands of Dollars)

                                                    Six Months Ended June 30
                                                    ------------------------
                                                       1996         1995
                                                       ----         ----
                                                           (Unaudited)
Cash flows from operating activities:
    Net loss                                         $  (4,703)     $ (14,875)
                                                      --------       --------
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation, depletion and amortization           483          1,296
        Provision for impairment of oil and gas
         properties                                         --         10,700
        Loss on sale of investments                        661             --
        Writedown of investments                         1,250             --
        Change in assets and liabilities:
             Accounts receivable                           660          1,146
             Receivable from joint venture partner          --         (3,000)
             Prepaid expenses                              104           (177)
             Accounts payable and accrued expenses         670            336
             Accounts payable and accrued expenses
              payable by joint venture partner              --          3,000
             Royalty and production taxes payable         (197)           (42)
             Other, net                                     71            254
                                                        ------         ------
                  Total adjustments                      3,702         13,513
                                                        ------         ------
                  Net cash used in operating activities (1,001)        (1,362)
                                                        ------         ------
Cash flows from investing activities:
    Capital expenditures                                (2,410)        (6,318)
    Investments                                           (194)          (890)
    Proceeds from sale of assets                         9,147          1,709
    Other                                                   30            351
                                                        ------         ------
                  Net cash provided by (used in)
                   investing activities                  6,573         (5,148)
                                                        ------         ------
Cash flows from financing activities:
    Proceeds from sales of common stock                    960             48
    Proceeds from sales of treasury stock                  251          2,364
    Payment for treasury stock                            (141)            --
    Proceeds from issuance of preferred stock              282             --
    Proceeds from exercise of warrants and options          --            410
    Payment of long-term debt                           (8,239)          (248)
    Payment of preferred stock dividends                    --           (250)
    Stock issuance costs and other                         (95)           (63)
                                                        ------         ------
                  Net cash provided by (used in)
                   financing activities                 (6,982)         2,261
                                                        ------         ------

Net increase (decrease) in cash and cash equivalents    (1,410)        (4,249)
Cash and cash equivalents at beginning of period         1,610          6,751
                                                        ------         ------
Cash and cash equivalents at end of period             $   200       $  2,502
                                                        ======         ======

The accompanying notes are an integral part of these consolidated financial statements.

                    XCL LTD. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1996

(1)  General

      The consolidated financial statements at June 30, 1996, and for the three months and six months then ended have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations. The Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of XCL Ltd. and subsidiaries as of June 30, 1996, and December 31, 1995, and the results of their operations for the three months and six months ended June 30, 1996 and 1995, and their cash flows for the six months ended June 30, 1996 and 1995, have been included. The results of the Company's operations for such interim periods are not necessarily indicative of the results for the full year. The year-end balance sheet data was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not included herein.

(2)     Liquidity and Capital Resources

      The Company has incurred recurring net losses and currently has a working capital deficit. The Company anticipates insufficient cash flows from operations to meet its current obligations, including expenditures required for the development of the Company's assets. Since 1994, the Company has been able to meet its financial obligations by obtaining funds from sales of equity in the Company and sales of various assets. Management believes that it will be able to continue to meet its financial obligations and fund the development of its investments through joint ventures with partners, continued sales of assets and continued sales of equity instruments. However, as of August 1, 1996, the Company did not have sufficient commitments in place to insure that the Company's obligations for 1996 could be satisfied. Included in such obligations are trade payables (net of disputed amounts) of approximately $1.0 million as of August 1, 1996, of which 59 percent are unpaid in excess of 120 days from the invoice date. Further, in addition to such trade payables, as of July 31, 1996, the Company has accrued liabilities of approximately $3.2 million in dispute with Apache arising from joint interest billings and cash calls. An audit of Apache conducted by Company personnel has called into question approximately $.5 million of charges in one category of costs in dispute. While the Company believes that certain of the remaining charges are valid, it does not have sufficient liquidity to make payment at this time. Until alternative sources of funds are obtained, substantial doubt exists regarding the Company's ability to continue as a going concern. Management is presently pursuing several financing arrangements, which if consummated, may provide the necessary funds to satisfy its working capital requirements.

      At June 30, 1996, the Company had an operating cash balance of $200,000 and a working capital deficit of $28 million, which includes $4.9 million in limited recourse debt collateralized only by the Lutcher Moore Tract and $17.3 million in bank debt. The bank debt is collateralized by the Company's domestic oil and gas properties and the stock of certain subsidiaries. During 1995, the Company's bank agreement was amended to modify certain covenant requirements through September 29, 1995. These covenants were subsequently amended to modify requirements through April 1, 1996, and again amended through September 30, 1996. Should improvements in the Company's financial position not occur, the Company would be in violation of its credit agreement subsequent to October 1, 1996, giving the bank the right to accelerate payment of the debt after applicable grace periods. Further, the borrowing base under this credit agreement is determined, in part, by the value of the Company's domestic proved reserves which are applicable to properties classified in the balance sheet as assets held for sale.

     The Company did not make an interest payment of $367,000 due the bank on August 6, 1996, resulting in an event of default under the terms of the credit agreement. Subsequent to that date the Company concluded a transaction which generated sufficient funds and the payment was made on August 14, 1996.

      The Company also has $4.9 million of Limited Recourse debt outstanding which is collateralized by the Lutcher Moore Tract, of which $2.4 million is due on December 17, 1996. Payments of principal and interest on the remaining $2.5 million of the Lutcher Moore limited recourse debt are past due. No action has been taken by the holders of the debt. Should the Company not be successful in its attempts to sell the property or refinance the debt on the property the holders have recourse only to the property itself, as the Company is not liable for the debt.

     The Company's Series A Preferred Stock dividend requirements are approximately 2.6 million pounds sterling (U.K.) annually and currently insufficient liquidity exists to continue to pay such amounts. The Company declared the Series A Preferred Stock dividend payable June 30, 1995. A portion of this dividend was paid with shares of Common Stock and approximately $900,000 remains to be paid in cash. As the Company was unable to pay this dividend by June 30, 1996, the holders of Series A Preferred Stock can now require Board of Director representation. The December 31, 1995 dividend payment on the Series A Preferred Stock has been declared payable in additional shares of Series A Preferred Stock, however such shares cannot be issued until the shares allocated to withholding taxes are sold for cash and the proceeds remitted to the taxing authorities. The Board of Directors elected not to declare the dividend payable June 30, 1996.

      The Company's cash flow forecast for July 1 - December 31, 1996 projects that approximately $11 million of additional working capital will be required to fund operational activities and further develop China projects. Management's plans to obtain the necessary capital include:

o The sale of the Lutcher Moore Tract. The Company is in ongoing negotiations for the sale of this property. Should a sale be completed, $4.9 million of the proceeds would be applied to the limited recourse debt with additional proceeds used to further prepay bank debt and satisfy working capital requirements.

o    On   April  23,  1996,  the  Company  sold  in  Regulation  S
     transactions,  an  additional 30 Units of Common  Stock  and
     Warrants   at   $15,000  per  Unit.  The  Company   received
     approximately $349,000 of net proceeds, after deduction of offering costs and expenses. An aggregate of 1,800,000 shares of Common Stock and Warrants to acquire an additional 1,800,000 shares of Common stock were issued at closing.

o    In  June  and July 1996, the Company sold 970,000 shares  of
     Common  Stock  held  as  Treasury  Stock  in  Regulation   S
     transactions for net proceeds after fees and discounts of $146,775.

o Negotiating joint venture agreements with potential partners to supply the cash needed to pursue various China projects.
     Discussions with several potential partners are in progress.

o Until July 29, 1996, the Company was engaged in attempts to sell its remaining domestic oil and gas properties. On that day it received service of three lawsuits filed by lessors
     of   the   most   productive  remaining  lease,  effectively
     thwarting  the  Company's ability to consummate  a  sale  by
     casting   doubt  as  to  the  Company's  rights  to  certain
     interests  in the leases and demanding damages.   While  the
     Company believes that the charges are without merit, it is of the opinion that the property cannot be sold until such time as the litigation is concluded.

      With respect to short term requirements to fund the Company's ongoing general and administrative costs, the Company believes that working capital will be made available from certain of its major stockholders or other investors, should the Company enter into a letter(s) of intent with potential joint venture participants to provide funds for the Company's further overhead expenditures and for the capital requirements of the China projects. By shareholder vote on July 30, 1996, the shareholders approved an increase of 150,000,000 authorized shares of Common Stock and 1,200,000 authorized shares of Preferred Stock.

       Longer term liquidity is dependent on the Company's commencement of production in China and continued access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of INCC and holders of the Company's Subordinated Debt and Preferred Stock.

(3)     Supplemental Cash Flow Information

     There were no income taxes paid during the six month periods ended June 30, 1996 and 1995. (See Note 7 herein).

      Interest and associated capitalized costs for the three and six month periods ended June 30 totaled $.8 million and $1.4 million, respectively for 1996 and $.7 million and $1.7 million, respectively for the corresponding periods in 1995. Interest paid during the three and six month periods ended June 30, 1996 and 1995 amounted to $.2 million and $1.1 million, and $.7 million and $1.3 million, respectively.

      During  the  six  months ended June 30, 1996,  the  Company
completed   the  following  noncash  transactions  not   reported
elsewhere herein:

o As compensation for services performed resulting in Apache Corp. purchasing an additional interest in the Zhao Dong Block the Company issued 50,000 shares of Common Stock (held in treasury) to EnCap Investments, L.C. ("EnCap") and EnCap's existing warrant to acquire 500,000 shares of Common Stock was amended as to exercise price, expiration date and forced conversion feature to conform the terms of this warrant to the terms of warrants granted to the Placement Agent in the Regulation S Unit Offering.

o As compensation for identifying Rauscher Pierce & Clark as the Placement Agent for the Regulation S Unit Offering, EnCap earned a four percent stock fee of the gross proceeds of the Regulation S Unit Offering. In payment of this fee the Company, during the first quarter, issued 267,264 shares of Common Stock (held in treasury) in connection with the initial closing and during the second quarter issued an aggregate 122,880 shares of Common Stock as compensation for the subsequent closings.

      During the six months ended June 30, 1995, the Company issued 18,714 shares of Common Stock in payment of interest on funds escrowed in advance of purchase of Series D Preferred
Stock.

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

      Until July 29, 1996, the Company was engaged in attempts to sell its remaining domestic oil and gas properties. On that day it received service of three lawsuits filed by lessors of the most productive remaining lease, effectively thwarting the Company's ability to consummate a sale by casting doubt as to the Company's rights to certain interests in the leases and demanding damages. While the Company believes that the charges are without merit, it is of the opinion that the property cannot be sold until such time as the litigation is concluded.

Lutcher Moore Tract
- -------------------

      During  1993,  the Company completed the acquisition  of  a group of corporations which together owned 100 percent of a 62,500-acre tract in southeastern Louisiana (the "Lutcher Moore Tract"). Total consideration of $15.4 million included the assumption of $9.9 million of limited recourse debt (see Note 5 to the Consolidated Financial Statements), $2.7 million in cash, the issuance of 3,616,667 shares of Common Stock and warrants to purchase an additional 4,166,667 shares of Common Stock at $1.00 per share. In connection with the purchase, the Company capitalized acquisition related costs of $900,000. This property is being held for sale.

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

      In June 1996, the Company sold its remaining mineral interest in the Phoenix Lake Tract. The sale price was $417,000 in cash and the Company recorded a $661,000 loss on the sale.

     Investments
     -----------

Lube Oil Investment
- -------------------

      On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and southeast Asian markets. As of June 30, 1996, the Company has invested approximately $1.5 million in the project. Additional payments totaling $1.8 million are to be made, the first of which, in the amount of $550,000, is past due. The Company is in negotiations to reschedule the payments and expects to reach a satisfactory agreement.

Coalbed Methane Project
- -----------------------

      During 1995, the Company signed an agreement with the China National Administration of Coal Geology, pursuant to which the parties have commenced cooperation for the exploration and development of coalbed methane in two areas in China. As of June 30, 1996, the Company has invested approximately $440,000 in the project.

 (5)     Debt

Long-term  debt  at  June  30, 1996  consists  of  the  following
(000's):

                                    Current       Long-Term
                                   Maturities      Portion        Total
                                   ----------     ---------       -----

Collateralized credit facility     $  17,279      $      -       $ 17,279
Subordinated debt
 (due April 5, 2000)                       _        15,000         15,000
Building Mortgage                        658             -            658
                                    --------       -------        -------
     Total                         $  17,937      $ 15,000       $ 32,937
                                    ========       =======        =======
Lutcher Moore Group
      Limited  Recourse  Debt      $   4,872      $      -       $  4,872
                                    ========       =======        =======

      Substantially  all  of the Company's  assets  collateralize
certain   of  these  borrowings.  Accounts  payable  and  accrued
expenses   include  interest  accrued  at  June  30,   1996,   of
approximately $491,000.

Lutcher  Moore Group Limited Recourse Debt :
- ------------------------------------------

Mortgage and Seller Notes.
- --------------------------

      At June 30, 1996, approximately $2.4 million of Mortgage Notes (net of amounts escrowed for payment) and $2.5 million of Seller Notes were outstanding. In January 1996, the terms of the Mortgage Notes were modified providing that the remaining principal (which bears interest at 9.25 percent per annum) is payable on demand, and if no demand is made, in three monthly installments of $52,300 each, commencing February 15, 1996, plus a final payment of all outstanding principal and interest due on May 16, 1996. In June 1996, upon the payment by the Company of principal and interest in the aggregate amount of $265,000 the terms of the Mortgage Notes were again modified providing that the remaining principal (which bears interest at 9.25 percent per annum) is payable on demand, and if no demand is made, in five monthly installments of interest, commencing July 17, 1996, with a final payment of all outstanding principal and interest due on December 17, 1996. The Seller Notes bear interest at 8 percent and payments of principal and interest on the Seller Notes are past due. No action has been taken by holders of the debt. Should the Company not be successful in its attempts to sell the property or refinance the debt on the property, the holders have recourse only to the property itself, as the Company is not liable for the debt.

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

     The Company did not make an interest payment of $367,000 due the bank on August 6, 1996, resulting in an event of default under the terms of the credit agreement. The company is attempting to conclude a transaction to generate sufficient funds to make this payment. Should it not be successful the bank may assert rights available to it upon an event of default as defined in the credit agreement.

Secured Subordinated Debt
- -------------------------

     The Company issued approximately 6.5 million and 1.6 million shares of Common Stock in payment of $2.7 million and $1.3 million of interest due on the Secured Subordinated Debt during the six month periods ended June 30, 1996 and 1995, respectively.

(6)     Preferred Stock and Common Stock

     As of June 30, 1996, the Company had the following shares of Preferred Stock issued and outstanding:


                        Shares        Liquidation
                        ------            Value
                                      -----------

     Series A           577,803     $   46,224,240(1)
     Series B            44,954          4,495,400
     Series E            44,436          4,443,600
     __________
      (1) 50 pounds sterling (U.K.) per share (U.K. pound sterling = U.S. $1.60 at June 30, 1996).

     Series A Preferred Stock
     ------------------------

     The Company's Series A Preferred Stock dividend requirements are approximately 2.6 million pounds sterling (U.K.) annually and currently insufficient liquidity exists to continue to pay such amounts. Further, the Company's credit agreement restricts payment of cash dividends. With the approval of its lender, the Company declared the June 30, 1995 dividend payable in cash, with such cash to be obtained from the sale of Common Stock. In order to reduce the cash requirement, effective June 26, 1995, the Company entered into agreements with three U.S. holders of Series A Preferred Stock representing approximately 59 percent of the class pursuant to which they elected to receive their dividends in Common Stock of the Company. Cash dividends remaining to be paid with respect to the June 30, 1995 dividend declaration, aggregate approximately $900,000. As the Company was unable to pay this dividend by June 30, 1996, the holders of Series A Preferred Stock can now require Board of Director representation.

      On June 11, 1996, the holder of 21,441 shares of Series A Preferred Stock elected, pursuant to the terms of the Series A Preferred Stock, to convert such shares into Common Stock of the Company. In July 1996, the Company issued 450,261 shares of Common Stock in connection with this conversion.

      The December 31, 1995 dividend payment on the Series A Preferred Stock has been declared payable in additional shares of Series A Preferred Stock. During 1996, the terms of the Series A Preferred Stock were amended to allow for payment of the December 31, 1995 and subsequent dividend payments to be made in additional shares of Series A Preferred Stock. The Board of Directors correspondingly approved a 250,000 share increase in the number of shares of Series A Preferred Stock authorized. An aggregate of 53,932 shares of Series A Preferred Stock are to be issued for payment of the December 31, 1995 dividend and U.S. and U.K. withholding taxes, however such shares cannot be issued until the shares allocated to withholding taxes are sold for cash and the proceeds remitted to the taxing authorities. The Board of Directors elected not to declare the dividend payable June 30, 1996.

     Series B Preferred Stock
     ------------------------

     On May 16, 1995, the Company received notice from the Series B Preferred holder exercising its redemption rights. The Company has elected to redeem in shares of Common Stock ("Redemption Stock") and the holder has exercised its option to have the
Company sell its shares of Redemption Stock. The aggregate redemption price is $5 million, plus accrued dividends from January 1, 1995 to the date of redemption. The Company has registered 5.3 million shares for sale and has reserved additional shares should the sale of the registered shares not be sufficient to fulfill the redemption obligation. Approximately 5,046 shares had been redeemed at June 30, 1996, from the sale of approximately 1.62 million shares of Redemption Stock. Proceeds are first allocated to accrued dividends, with the remainder applied toward redemption of shares of the Series B Preferred Stock. During July 1996, an additional 331,800 shares of Redemption Stock were sold and the proceeds applied against accrued dividends. By letter dated April 5, 1996, the holder has advised the Company that it is not satisfied with the rate at which the Series B shares are being redeemed and that unless the rate of redemption is accelerated, the holder may no longer extend the time in which the redemption is to be completed. The Company is currently negotiating with representatives of CIDC to provide for an orderly liquidation of the Redemption Stock, and in connection with said negotiations the parties have prepared a draft memorandum of understanding, which will, subject to further agreement, set forth reasonable best efforts targets for the sales of the Redemption Stock.

     Series E Preferred Stock
     ------------------------

      The June 30, 1996 dividend on the Series E Preferred Stock was declared payable in additional shares of Series E Preferred
Stock.  In July 1996, the Company issued 2,218 shares of Series E
Preferred Stock in payment of this dividend.

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

    o On December 1, 1995, the Company submitted certain accounting disputes to arbitration arising from Apache's operations at the Zhao Dong Block. In the initial submission, the Company disputed certain amounts charged to the Company by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls. Amounts involved in later months joint interest billings and cash calls were subsequently added to the submission. As of July 31, 1996, the total amount in dispute and claimed by Apache to be owed by the Company was $3.2 million. An audit of Apache by Company personnel called into question approximately $500,000 of charges in one category of costs in dispute. While the Company believes that certain charges are valid, and has fully provided for them in the consolidated financial statements, it does not have sufficient liquidity to make payment at this time.

    o The Company has future commitments of $1.8 million associated with its joint venture contract to enter the lubricating oil business in China. Additional payments totaling $1.8 million are to be made, the first of which, in the amount of $550,000, is past due. The Company is in negotiations to reschedule the payments and expects to reach a satisfactory agreement.

     o During 1992, the Company received notice, and amendment thereto, of a proposed assessment for state income and franchise taxes. During December 1993, the Company and two  of its wholly-owned subsidiaries, XCL-Texas,  Inc.
          and  XCL  Acquisitions, Inc. were sued in separate  law
          suits  entitled  Ralph  Slaughter,  Secretary  of   the
          Department of Revenue and Taxation, State of  Louisiana
          vs.   Exploration  Company  of  Louisiana,  Inc.  (15th
          Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5449); Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana
          vs. XCL-Texas, Incorporated (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5450);
          and Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. XCL Acquisitions, Inc. (15th Judicial District, Parish of
          Lafayette,  Louisiana,  Docket  No.  93-5337)  by   the
          Louisiana  Department of Revenue  for  Louisiana  State
          corporate  franchise  and  income  taxes.   The  claims
          relate to assessments for the 1987 through 1991 fiscal years. The aggregate amount of the assessments as of December 31, 1995, including penalties and interest, is approximately $2.25 million. The Company believes that this contingency has been adequately provided for in the  consolidated financial statements.  The law  suits
          are all in their initial stages. The Company has filed answers to each of these suits and intends to defend
          them   vigorously.   The  Company   believes   it   has
          meritorious defenses and has instructed its counsel to contest these claims.

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

     o During April 1994, the Company was sued in an action entitled Kathy M. McIlhenny vs. The Exploration Company of Louisiana, Inc. (15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 941845). Kathy McIlhenny, former wife of a former director of the Company, has asserted a claim in the aggregate
          amount   of   approximately  $500,000  in  respect   of
          compensation for certain services alleged to have been performed on behalf of the Company and under an alleged verbal employment agreement and, by amendment, asserted a claim for payments arising from purported rights to
          mineral  interests.   The Company  believes  that  such
          claim is without merit and rejects the existence of any such alleged agreement.

     o On July 26, 1996, Mr. Frank Armstrong of Corpus Christi, Texas, individually and on behalf of others (the
          "Plaintiffs") filed three lawsuits against XCL-Texas, Inc., a wholly-owned subsidiary of the Company.

          The first lawsuit entitled Stroman Ranch Company Ltd., et al v. XCL-Texas, Inc. (229th Judicial District, Jim Hogg County, Texas, Cause No. 4550) alleges that in order to secure from Plaintiffs an amendment to an oil and gas lease in order to allow for the creation of a voluntary pooled unit, the Company represented to the Plaintiffs, that it (1) would make a series of payments totaling $80,000 and (2) would commence drilling a well prior to December 31, 1993, or pay $500,000 as liquidated damages. Further, the Plaintiffs allege that the Company has supplied false and misleading information to them in order to deprive them of their rightful share of an oil, gas and mineral estate and revenue therefrom; that being a 50 percent interest in the pooled unit rather than the 30 percent interest actually received. Plaintiffs allege actual damages of $580,000, any additional amounts to result from an accounting of the amount of damages suffered by the Plaintiffs, exemplary damages, court costs and interest. The Company denies liability and expects not only to enter affirmative defenses but to counter claim for damages to the Company caused by the actions of the Plaintiffs.

          The second lawsuit entitled Frank Armstrong, et al v. XCL-Texas, Inc. (229th Judicial District, Jim Hogg County, Texas, Cause No. 4551) alleges that the Company did not adequately represent the interests of the Plaintiffs before a Texas Railroad Commission hearing, therefore, the Plaintiffs incurred legal and related expenses totaling $56,473.00 for which they seek reimbursement. The Company denies liability and intends to vigorously defend itself.

          The third lawsuit entitled Stroman Ranch Company Ltd., et al v. XCL-Texas, Inc. (229th Judicial District, Jim Hogg County, Texas, Cause No. 4552) alleges that, with respect to a lease executed in 1938 and assigned to the Company by Edwin L. and Berry R. Cox (the "Cox Group"), ceased producing in paying quantities prior to November 11, 1987 and therefore should be declared terminated. In the alternative, the Plaintiffs seek a declaratory judgment that the Cox Group engaged in bad faith, invalid and wrongful pooling of the 1938 lease with another lease executed in 1985. Further, the Plaintiffs seek damages in excess of $1 million to effect environmental restoration arising from damage caused by the Company's operation of the leases in question. Finally, Plaintiffs seek an accounting and the damages determined from such accounting, of all oil and gas production and revenues from the sale of the same under the 1938 lease, attorneys fees and court costs. The Company believes the claims made in this lawsuit are without merit and intends to vigorously defend itself.

     o The Company may be subject to other legal proceedings which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company or results of operations of the Company.

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

                          June 30, 1996


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

      The Company has incurred recurring net losses and currently has a working capital deficit. The Company anticipates insufficient cash flows from operations to meet its current obligations, including expenditures required for the development of the Company's assets. Since 1994, the Company has been able to meet its financial obligations by obtaining funds from sales of equity in the Company and sales of various assets. Management believes that it will be able to continue to meet its financial obligations and fund the development of its investments through joint ventures with partners, continued sales of assets and continued sales of equity instruments. However, as of August 1, 1996, the Company did not have sufficient commitments in place to insure that the Company's obligations for 1996 could be satisfied. Included in such obligations are trade payables (net of disputed amounts) of approximately $1.0 million as of August 1, 1996, of which 59 percent are unpaid in excess of 120 days from the invoice date. Further, in addition to such trade payables, as of July 31, 1996, the Company has accrued liabilities of approximately $3.2 million in dispute with Apache arising from joint interest billings and cash calls. An audit of Apache conducted by Company personnel has called into question approximately $.5 million of charges in one category of costs in dispute. While the Company believes that certain of the remaining charges are valid, it does not have sufficient liquidity to make payment at this time. Until alternative sources of funds are obtained, substantial doubt exists regarding the Company's ability to continue as a going concern. Management is presently pursuing several financing arrangements, which if consummated, may provide the necessary funds to satisfy its working capital requirements.

      At June 30, 1996, the Company had an operating cash balance of $200,000 and a working capital deficit of $28 million, which includes $4.9 million in limited recourse debt collateralized only by the Lutcher Moore Tract and $17.3 million in bank debt. The bank debt is collateralized by the Company's domestic oil and gas properties and the stock of certain subsidiaries. During 1995, the Company's bank agreement was amended to modify certain covenant requirements through September 29, 1995. These covenants were subsequently amended to modify requirements through April 1, 1996, and again amended through September 30, 1996. Should improvements in the Company's financial position not occur, the Company would be in violation of its credit agreement subsequent to October 1, 1996, giving the bank the right to accelerate payment of the debt after applicable grace periods. Further, the borrowing base under this credit agreement is determined, in part, by the value of the Company's domestic proved reserves which are applicable to properties classified in the balance sheet as assets held for sale.

     The Company did not make an interest payment of $367,000 due the bank on August 6, 1996, resulting in an event of default under the terms of the credit agreement. Subsequent to that date the Company concluded a transaction which generated sufficient funds and the payment was made on August 14, 1996.

      The Company also has $4.9 million of Limited Recourse debt outstanding which is collateralized by the Lutcher Moore Tract, of which $2.4 million is due on December 17, 1996. Payments of principal and interest on the remaining $2.5 million of the Lutcher Moore limited recourse debt are past due. No action has been taken by the holders of the debt. Should the Company not be successful in its attempts to sell the property or refinance the debt on the property the holders have recourse only to the property itself, as the Company is not liable for the debt.

     The Company's Series A Preferred Stock dividend requirements are approximately 2.6 million pounds sterling (U.K.) annually and currently insufficient liquidity exists to continue to pay such amounts. The Company declared the Series A Preferred Stock dividend payable June 30, 1995. A portion of this dividend was paid with shares of Common Stock and approximately $900,000 remains to be paid in cash. As the Company was unable to pay this dividend by June 30, 1996, the holders of Series A Preferred Stock can now require Board of Director representation. The December 31, 1995 dividend payment on the Series A Preferred Stock has been declared payable in additional shares of Series A Preferred Stock, however such shares cannot be issued until the shares allocated to withholding taxes are sold for cash and the proceeds remitted to the taxing authorities. The Board of Directors elected not to declare the dividend payable June 30, 1996.

      The Company's cash flow forecast for July 1 - December 31, 1996 projects that approximately $11 million of additional working capital will be required to fund operational activities and further develop China projects. Management's plans to obtain the necessary capital include:

     o The sale of the Lutcher Moore Tract. The Company is in ongoing negotiations for the sale of this property. Should a sale be completed, $4.9 million of the proceeds would be applied to the limited recourse debt with additional proceeds used to further prepay bank debt and satisfy working capital requirements.

     o On April 23, 1996, the Company sold in Regulation S transactions, an additional 30 Units of Common Stock and Warrants at $15,000 per Unit. The Company received approximately $349,000 of net proceeds, after deduction of offering costs and expenses. An aggregate of
          1,800,000 shares of Common Stock and Warrants to acquire an additional 1,800,000 shares of Common stock were issued at closing.

     o In June and July 1996, the Company sold 970,000 shares of Common Stock held as Treasury Stock in Regulation S transactions for net proceeds after fees and discounts of $146,775.

     o Negotiating joint venture agreements with potential partners to supply the cash needed to pursue various
          China projects. Discussions with several potential partners are in progress.

     o Until July 29, 1996, the Company was engaged in attempts to sell its remaining domestic oil and gas properties.
          On that day it received service of three lawsuits filed
          by  lessors  of  the most productive  remaining  lease,
          effectively   thwarting  the   Company's   ability   to
          consummate a sale by casting doubt as to the Company's rights to certain interests in the leases and demanding
          damages.   While the Company believes that the  charges
          are  without  merit,  it is of  the  opinion  that  the
          property  cannot  be  sold  until  such  time  as   the
          litigation is concluded.

      With respect to short term requirements to fund the Company's ongoing general and administrative costs, the Company believes that working capital will be made available from certain of its major stockholders or other investors, should the Company enter into a letter(s) of intent with potential joint venture participants to provide funds for the Company's further overhead expenditures and for the capital requirements of the China projects. By shareholder vote on July 30, 1996, the shareholders approved an increase of 150,000,000 authorized shares of Common Stock and 1,200,000 authorized shares of Preferred Stock.

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

Results of Operations
- ---------------------

      During the three and six month periods ended June 30, 1996, the Company incurred net losses of $3.1 million and $4.7 million, respectively, as compared to net losses of $13.3 million and $14.9 million, respectively, during the corresponding periods in 1995. The loss in 1996 reflects the effect of a $1.3 million writedown of the Company's investments. The six months results for 1995 include a $10.7 million provision for impairment of oil and gas properties. The carrying amounts of the Company's properties in Texas were written down by $10.7 million in the second quarter of 1995 in order to comply with the ceiling limitation prescribed by the Securities and Exchange Commission (the "SEC") principally due to downward revisions in estimated reserves.

      Oil and gas revenues for the three and six month periods ended June 30, 1996, were $.4 million and $.9 million compared to $.7 million and $1.4 million during the corresponding periods in 1995. Revenues and associated expenses will continue to decline as the Company completes its announced program of selling substantially all of its U.S. producing properties. Net interest charges are not expected to increase significantly throughout 1996, as the Company has made $7.8 million in principal payments on its bank debt in the first and second quarters of 1996.

       As the Company continues to focus its resources on exploration and development of the Zhao Dong Block future oil and gas revenues will initially be directly related to the degree of drilling success experienced in the Zhao Dong Block. The Company does not anticipate significant increases in its oil and gas production in the short-term and expects to incur operating losses until such time as sufficient revenues from the China projects are realized which exceed operating costs.

                    XCL LTD. AND SUBSIDIARIES

                          June 30, 1996

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

      During December 1993, the Company and two of its wholly-owned subsidiaries, XCL-Texas, Inc. and XCL Acquisitions, Inc. were sued in separate law suits entitled Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. Exploration Company of Louisiana, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-
5449); Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. XCL-Texas, Incorporated (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5450); and Ralph Slaughter, Secretary of Department of Revenue and Taxation, State of Louisiana vs. XCL Acquisitions, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5337) by the Louisiana Department of Revenue for Louisiana State corporate franchise and income taxes. The claims relate to assessments for the 1987 through 1991 fiscal years. The aggregate amount of the assessments as of December 31, 1995, including penalties and interest, is approximately $2.25 million. The Company believes that these assessments have been adequately provided for in the consolidated financial statements. The lawsuits are all in their initial stages. The Company has filed answers to each of these suits and intends to defend them vigorously. The Company believes that it has meritorious defenses and has instructed its counsel to contest these claims.

      During April 1994, the Company was sued in an action entitled Kathy M. McIlhenny vs. The Exploration Company of
Louisiana, Inc. (15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 941845). Kathy McIlhenny, former wife of a former officer and director of the Company, has asserted a claim in the aggregate amount of approximately $500,000 in respect of compensation for certain services alleged to have been performed on behalf of the Company and under an alleged verbal employment agreement and, by amendment, asserted a claim for payments arising from purported rights to mineral interests. The Company believes that such claim is without merit and rejects the existence of any such alleged agreement.

       On December 1, 1995, the Company submitted certain accounting disputes to arbitration arising from Apache's operations at the Zhao Dong Block. In the initial submission, the Company disputed certain amounts charged to the Company by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls. Amounts involved in later months joint interest billings and cash calls were subsequently added to the submission. As of July 31, 1996, the total amount in dispute and claimed by Apache to be owed by the Company was $3.2 million. An audit of Apache by Company personnel called into question approximately $.5 million of charges in one category of costs in dispute. While the Company believes that certain charges are valid, and has fully provided for them in the consolidated financial statements, it does not have sufficient liquidity to make payment at this time.

      On  July  26, 1996, Mr. Frank Armstrong of Corpus  Christi,
Texas, individually and on behalf of others (the "Plaintiffs") filed three lawsuits against XCL-Texas, Inc., a wholly-owned subsidiary of the Company.

     The first lawsuit entitled Stroman Ranch Company Ltd., et al
v. XCL-Texas, Inc. (229th Judicial District, Jim Hogg County, Texas, Cause No. 4550) alleges that in order to secure from Plaintiffs an amendment to an oil and gas lease in order to allow for the creation of a voluntary pooled unit, the Company represented to the Plaintiffs, that it (1) would make a series of payments totaling $80,000 and (2) would commence drilling a well prior to December 31, 1993, or pay $500,000 as liquidated damages. Further, the Plaintiffs allege that the Company has supplied false and misleading information to them in order to deprive them of their rightful share of an oil, gas and mineral estate and revenue therefrom; that being a 50 percent interest in the pooled unit rather than the 30 percent interest actually received. Plaintiffs allege actual damages of $580,000, any additional amounts to result from an accounting of the amount of damages suffered by the Plaintiffs, exemplary damages, court costs and interest. The Company denies liability and expects not only to enter affirmative defenses but to counter claim for damages to the Company caused by the actions of the Plaintiffs.

      The second lawsuit entitled Frank Armstrong, et al v. XCL-Texas, Inc. (229th Judicial District, Jim Hogg County, Texas, Cause No. 4551) alleges that the Company did not adequately represent the interests of the Plaintiffs before a Texas Railroad Commission hearing, therefore, the Plaintiffs incurred legal and related expenses totaling $56,473.00 for which they seek reimbursement. The Company denies liability and intends to vigorously defend itself.

     The third lawsuit entitled Stroman Ranch Company Ltd., et al
v. XCL-Texas, Inc. (229th Judicial District, Jim Hogg County, Texas, Cause No. 4552) alleges that, with respect to a lease executed in 1938 and assigned to the Company by Edwin L. and Berry R. Cox (the "Cox Group"), ceased producing in paying quantities prior to November 11, 1987 and therefore should be declared terminated. In the alternative, the Plaintiffs seek a declaratory judgment that the Cox Group engaged in bad faith, invalid and wrongful pooling of the 1938 lease with another lease executed in 1985. Further, the Plaintiffs seek damages in excess of $1 million to effect environmental restoration arising from damage caused by the Company's operation of the leases in question. Finally, Plaintiffs seek an accounting and the damages determined from such accounting, of all oil and gas production and revenues from the sale of the same under the 1938 lease, attorneys fees and court costs. The Company believes the claims made in this lawsuit are without merit and intends to vigorously defend itself.

      Other than disclosed above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.


Item 4.   Submission of Matters to a Vote of Security-Holders.

      On July 1, 1996, the Company held an Annual Meeting of Shareholders at the Lafayette Petroleum Club, 111 Heymann Boulevard, Lafayette, Louisiana. A quorum was present, and the matters put to a vote at the meeting were (1) election of two Class III directors of the Company's Board of Directors, and (2) approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock and Preferred Stock.

      The Company's Board of Directors is divided into three Classes with each Class consisting of at least one executive director and at least one non-executive director serving three year terms. Messrs. John T. Chandler and Fred Hofheinz were elected as Class III directors at this meeting. A total of not fewer than 235,488,467 votes, constituting a plurality of all of the votes cast at the meeting by holders of share present in person or by proxy, were voted for each of the named persons elected as Class III directors to the Company to serve until the Annual Meeting of Shareholders to be held in 1999.

      Class I directors are Messrs. David A. Melman, Arthur W. Hummel, Jr., and Sir Michael Palliser, whose terms expire at the 1997 Annual Meeting of Shareholders and Class II directors are Messrs. Marsden W. Miller, Jr. and Francis J. Reinhardt, Jr., whose terms expire at the 1998 Annual Meeting of Shareholders. Mr. McIlhenny, a Class II director, resigned effective June 26, 1996.

      With respect to the resolution relating to the approval and adoption of an amendment to Article FOURTH of the Company's Certificate of Incorporation to increase the Company's total current authorized capital stock from 351,200,000 shares to 502,400,000 shares, consisting of 500,000,000 shares of Common
Stock, par value $.01 per share, and 2,400,000 shares of Preferred Stock, par value $1.00 per share, a quorum was not reached and the meeting was adjourned until July 30, 1996, to allow for additional time in which to solicit the required number of votes.

      The adjourned Annual Meeting of Shareholders was held July 30, 1996, at the Lafayette Petroleum Club, 111 Heymann Boulevard, Lafayette, Louisiana. A quorum was present, and the matter put to a vote at the meeting was approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock and Preferred Stock.

      With respect to the resolution relating to the approval and adoption of an amendment to Article FOURTH of the Company's Certificate of Incorporation to increase the Company's total current authorized capital stock from 351,200,000 shares to 502,400,000 shares, consisting of 500,000,000 shares of Common
Stock,  par  value  $.01  per  share,  and  2,400,000  shares  of
Preferred Stock, par value $1.00 per share, a total of 170,273,372 votes were cast to ratify the amendment, as follows:

             144,911,492   votes in favor
              20,098,783   votes against
               5,263,097   abstentions

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

3.8     Certificate of Amendment dated June 19, 1995, whereby
        Article Fourth was amended to increase the number of shares of Common Stock. (N)(i)

3.9     Certificate of Amendment dated July 30, 1996, whereby
        Article Fourth was amended to increase the number of shares of Common Stock and Preferred Stock. *

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

4.23    Form of Amendment to Certificate of Designation of
        Series B Preferred Stock dated June 30, 1994. (F)(vii)

4.24 Form of Warrant Agreement and Stock Purchase Warrant dated January 31, 1995, to purchase 100,000 shares of Common Stock at an exercise price of $.75 per share, subject to adjustment, issued to Energy Advisors, Inc. (L)(i)

4.25    Copy of Amendment to Certificate of Designation of
        Series A Preferred Stock dated October 31, 1995. (N)(ii)

4.26    Copy of Certificate of Designation of Series E,
        Cumulative Convertible Preferred Stock dated November 2,
        1995. (N)(iii)

4.27 Form of Purchase Agreement between the Company and each of the Purchasers of Units in the Regulation S Unit Offering conducted by Rauscher Pierce & Clark with closings as follows:

          December 22, 1995               116 Units
          March 8, 1996                    34 Units
          April 23, 1996                   30 Units  (O)(i)

4.28 Form of Warrant Agreement between the Company and each of the Purchasers of Units in the Regulation S Unit Offering conducted by Rauscher Pierce & Clark, as follows:

           Closing Date          Warrants    Exercise Price
           ------------          --------    --------------

         December 22, 1995       6,960,000        $.50
         March 8, 1996           2,040,000        $.35
         April 23, 1996          1,800,000        $.35  (O)(ii)

4.29    Form of Warrant Agreement between the Company and
        Rauscher Pierce & Clark in consideration for acting as placement agent in the Regulation S Units Offering, as follows:

          Closing Date            Warrants    Exercise Price
          ------------            --------    --------------

          December 22, 1995        696,000         $.50
          March 8, 1996            204,000         $.35
          April 23, 1996           180,000         $.35 (O)(iii)

4.30    Form of Amendment of Certificate of Designation of
        Series A Preferred Stock dated April 11, 1996. (O)(iv)

10.0     -     Material Contracts

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

10.20 Farmout Agreement dated May 10, 1995, between XCL China Ltd., a wholly owned subsidiary of the Company and Apache Corporation whereby Apache will acquire an additional interest in the Zhao Dong Block, Offshore People's Republic of China. (L)(v)

10.21   Modification  Agreement of Non-Negotiable  Promissory
        Note  and  Waiver  Agreement  between  Lutcher  &  Moore
        Cypress Lumber Company and L.M. Holding Associates, L.P.
        dated June 15, 1995. (M)(i)

10.22   Third  Amendment to Credit Agreement between Lutcher-
        Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The
        Opal  Gray  Trust,  Harold  H.  Stream  III,   The
        Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates, L.P. dated June 15, 1995. (M)(ii)

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

10.36   Copy  of  Limited  Waiver  between  the Company  and
        Internationale Nederlanden (U.S.) Capital Corporation dated April 3, 1996. (O)(x)

10.37   Copy  of Purchase and Sale Agreement dated  April 22,
        1996, between XCL-Texas, Inc. and Dan A. Hughes Company for the sale of the Lopez Gas Unites located in south Texas. (P)

10.38 Form of Sale of Mineral Servitude dated June 18, 1996, whereby the Company sold its 75 percent mineral interest in the Phoenix Lake Tract to the Stream Family Limited Partners and Virginia Martin Carmouche Gayle. *

11.     Statement re computation of per share earnings *

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

(B)  Incorporated by reference to a Quarterly Report on Form
     10-Q filed on August 14, 1990, where it     appears as: (i)
     Exhibit 3 and (ii) Exhibit 4.4.

(C)  Incorporated by reference to an Annual Report on Form 10-
     K filed on March 30, 1992, where it appears as Exhibit
     (3)(g).

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

(P)  Incorporated by reference to Quarterly Report on Form 10-
     Q for the quarter ended March 31, 1996, filed May 15, 1996, where it appears as Exhibit 10.37.

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


                                   XCL Ltd.

                              /s/ David A. Melman
                         By: __________________________
                              David A. Melman
                              Executive Vice President and
                              General Counsel

Date: August 14, 1996