Form 10-Q
period 1996-09-30
XCL LTD
filed 1996-11-14
CIK 720676

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

               Quarterly Report pursuant to Section 13 or 15(d) of the
     [X]       Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 1996
                                              ------------------
                               OR

                Transition Report Pursuant to Section 13 or 15(d) of
     [   ]      the Securities Exchange Act of 1934

                   Commission File No. 1-10669
                                       -------
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

      276,594,965 shares Common Stock, $.01 par value were outstanding on November 13, 1996.

                              XCL LTD.

                          TABLE OF CONTENTS

                               PART I

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               PART II

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K

                      XCL Ltd. and Subsidiaries
                   PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

                     CONSOLIDATED BALANCE SHEET
                       (Thousands of Dollars)

                                            September 30     December 31
                      Assets                    1996            1995
                      ------                ------------     -----------
                                                    (Unaudited)
Current assets:
      Cash and cash equivalents                  $     74         $  1,610
      Accounts receivable, net                        175              340
      Amounts receivable from sale of assets           --            4,151
      Subscriptions receivable                         --              483
      Prepaid expenses                                207              205
      Assets held for sale                             --            4,376
                                                  -------          -------
                       Total current assets           456           11,165
                                                  -------          -------
Property and equipment:
      Oil and gas (full cost method):
           Unproved and unevaluated foreign
            properties:                            33,172           27,315
      Land, at cost                                   135              135
      Other                                         2,999            3,017
                                                  -------          -------
                                                   36,306           30,467
      Accumulated depreciation, depletion
        and amortization                           (1,936)          (1,845)
                                                  -------          -------
                                                   34,370           28,622
                                                  -------          -------
Investments (Note 4)                                2,766            5,369
Assets held for sale (Note 4)                      24,866           25,395
Deferred charges and other assets                   1,554            1,785
                                                  -------          -------
                       Total assets              $ 64,012         $ 72,336
                                                  =======          =======

        Liabilities and Shareholders' Equity
        ------------------------------------

Current liabilities:
      Accounts payable and accrued costs         $  7,848         $  3,884
      Royalty and production taxes payable             19              218
      Dividends payable                               928              928
      Current maturities of limited
        recourse debt                               4,772            5,229
      Collateralized credit facility               17,279           25,115
      Current maturities of subordinated debt      15,000               --
      Other current maturities                        649               30
                                                  -------          -------
           Total current liabilities               46,495           35,404
                                                  -------          -------
Long-term debt, net of current maturities              --           15,644
Other non-current liabilities                       2,731            4,388
Commitments and contingencies (Note 7)
Shareholders' equity (Note 6):
      Preferred stock-$1.00 par value;
        authorized 2,400,000 at September 30,
        1996 and 1,200,000 shares at December
        31, 1996;  issued shares of 669,411 at
        September 30, 1996 and 680,570 at
        December 31, 1995-liquidation preference
        of $54.3 million at September 30, 1996        669             681
      Preferred stock subscribed                       --               4
      Common stock-$.01 par value; authorized
        500 million shares at September 30, 1996
        and 350 million shares at December 31,
        1995; issued shares of 272,533,740 at
        September 30, 1996 and 256,157,224 at
        December 31, 1995                           2,725           2,561
      Common stock held in treasury-$.01 par
        value; 1,042,065 shares at September 30,
        1996 and 2,514,238 shares at
        December 31, 1995                             (10)            (25)
      Additional paid-in capital                  225,083         220,364
      Accumulated deficit                        (213,681)       (206,685)
                                                  -------         -------
           Total shareholders' equity              14,786          16,900
                                                  -------         -------
               Total liabilities and share-
                holders' equity                  $ 64,012        $ 72,336
                                                  =======         =======

   The accompanying notes are an integral part of these financial statements.

                  XCL Ltd. and Subsidiaries

            CONSOLIDATED STATEMENT OF OPERATIONS

      (Thousands of Dollars, Except Per Share Amounts)

                                          Three Months Ended      Nine Months Ended
                                          ------------------      -----------------
                                             September 30            September 30
                                            1996      1995         1996     1995
                                           -----      ----         ----     ----
                                                           (Unaudited)

Oil and gas revenues                    $     94  $    604     $  1,031   $  2,006
                                          ------    ------       ------     ------

Oil and gas operating expenses:
      Operating (including marketing)         43       231          280        795
      Depreciation, depletion and
        amortization                          18       535          119      1,831
      Depletion - oil and gas assets
        held for sale                         27        --          409         --
      Provision for impairment of oil
        and gas properties                    --     5,800           --     16,500
      Writedown/loss on sale of other
        assets and investments               750     2,740        2,000      2,740
      General and administrative             760     1,452        2,667      3,562
      Taxes, other than income               102       208          189        558
                                          ------   -------       ------    -------
                                           1,700    10,966        5,664     25,986
                                          ------   -------       ------    -------
Operating loss                            (1,606)  (10,362)      (4,633)   (23,980)
                                          ------   -------       ------    -------

Other income (expenses):
      Interest expense, net of amounts
        capitalized                         (558)     (797)      (1,765)    (2,186)
      Gain (loss) on sale of investments      --       613         (661)       613
      Other, net                             431        50          623        182
                                          ------    ------       ------     ------
                                            (127)     (134)      (1,803)    (1,391)
                                          ------    ------       ------     ------
Net loss                                  (1,733)  (10,496)      (6,436)   (25,371)
Preferred stock dividends                   (113)     (103)        (560)    (2,567)
                                          ------    ------       ------    -------
Net loss attributable to common stock   $ (1,846) $(10,599)     $(6,996)  $(27,938)
                                          ======   =======       ======    =======

Net loss per common and common
   equivalent share                     $   (.01) $   (.04)     $  (.03)  $   (.11)
                                          ======   =======       ======    =======
Average number of common and common
    equivalent shares outstanding        267,542   242,533      262,651    238,029
                                         =======   =======      =======    =======

    The accompanying notes are an integral part of these financial statements.

                  XCL Ltd. and Subsidiaries

            CONSOLIDATED STATEMENT OF CASH FLOWS
                   (Thousands of Dollars)
                                                        Nine Months Ended
                                                        -----------------
                                                          September 30
                                                         1996        1995
                                                         ----        ----
                                                            (Unaudited)
Cash flows from operating activities:
    Net loss                                         $ (6,436)     $ (25,371)
                                                       ------        -------
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation, depletion and amortization          528          1,831
        Provision for impairment of oil and gas
          properties                                       --         16,500
        Loss (gain) on sale of investments                661           (613)
        Loss on sale of other assets                       --            383
        Writedown of other assets and investments       2,000          2,357
        Change in assets and liabilities:
             Accounts receivable                          647          1,041
             Prepaid expenses                              (2)          (142)
             Accounts payable and accrued expenses      2,766           (273)
             Royalty and production taxes payable        (199)          (109)
             Other, net                                   142             87
                                                       ------         ------
                  Total adjustments                     6,543         21,062
                                                       ------         ------
                  Net cash provided by (used in)
                    operating activities                  107         (4,309)
                                                       ------         ------
Cash flows from investing activities:
    Capital expenditures                               (3,867)        (7,679)
    Investments                                          (474)        (1,162)
    Proceeds from sale of assets                        9,147          2,643
    Other                                                   4            304
                                                        -----         ------
                  Net cash provided by (used in)
                    investing activities                4,810         (5,894)
                                                        -----         ------
Cash flows from financing activities:
    Proceeds from sales of common stock                 1,626          1,378
    Proceeds from sales of treasury stock                 264          2,364
    Payment for treasury stock                           (141)            --
    Proceeds from issuance of preferred stock             282             --
    Proceeds from exercise of warrants and options         --            874
    Payment of long-term debt                          (8,348)          (425)
    Payment of preferred stock dividends                   --           (250)
    Stock issuance costs and other                       (136)            69
                                                       ------         ------
                  Net cash provided by (used in)
                    financing activities               (6,453)         4,010
                                                      -------         ------

Net increase (decrease) in cash and cash equivalents   (1,536)        (6,193)
Cash and cash equivalents at beginning of period        1,610          6,751
                                                      -------        -------
Cash and cash equivalents at end of period           $     74       $    558
                                                      =======        =======

    The accompanying notes are an integral part of these financial statements.

                  XCL Ltd. and Subsidiaries

    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     September 30, 1996

     (1)     General

      The consolidated financial statements at September 30, 1996 and for the three months and nine months then ended have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations. The Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as amended. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of XCL Ltd. and subsidiaries as of September 30, 1996 and December 31, 1995 and the results of their operations for the three months and nine months ended September 30, 1996 and 1995 and their cash flows for the nine months ended September 30, 1996 and 1995, have been included. The results of the Company's operations for such interim periods are not necessarily indicative of the results for the full year. The year-end balance sheet data was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not included herein.

     (2)     Liquidity and Capital Resources

      The  Company has incurred net losses for each  of  its
past five fiscal years and the first nine months of the current fiscal year and currently has a significant working capital deficit. The Company anticipates insufficient cash flows from operations to meet its current obligations, including expenditures required for the development of the Company's assets. Since 1994, the Company has been able to meet its financial obligations by obtaining funds from sales of equity in the Company and sales of various assets. However as of November 11, 1996, the Company did not have sufficient commitments in place to insure that the Company's obligations for 1996 can be satisfied and its ability to obtain funds from further sales of equity may become impaired if the Company's shares of Common Stock are delisted from the American Stock Exchange. (See Note 7 - "Commitments, Contingencies and Subsequent Events.") Included in such obligations are trade payables (net of disputed amounts) of approximately $1.4 million as of November 11, 1996, of which 60 percent are unpaid in excess of 120 days from the invoice date. On October 23, 1996, the contract operator for the Company's remaining producing oil and gas property filed operator's liens against the Company's interest in such producing property in the amount of approximately $45,000, representing costs and expenses incurred by such contract operator for the Company's interest in such property. Upon notice of filing of the liens, the purchaser of the gas attributable to the Company's interest in such property may suspend payment to the Company of revenues attributable to such interest until such time as the Company satisfies the amounts due and owing. Included in accounts payable and accrued costs are net salaries due to officers and managers of approximately $87,000, representing two months salary due executive officers and one month salary due other officers and managers. Further, in addition to such trade payables, as of November 11, 1996, the Company has accrued liabilities to Apache arising from their joint interest billings and cash calls in respect of the Company's interest in the Zhao Dong Block of approximately $5.5 million ($3.7 million as of
September 30, 1996) the entire amount of which is in arbitration. An audit of Apache conducted by Company personnel has called into question approximately $0.3 million of charges in one category of costs in dispute. While the Company believes that certain of the other charges are valid, and has fully provided for them in the consolidated financial statements, it does not have sufficient liquidity to make payment at this time. Unless alternative sources of funds are obtained, substantial doubt exists regarding the Company's ability to continue as a going concern.

      At September 30, 1996, the Company had an operating cash balance of $74,000 and a working capital deficit of $46 million, which includes $17.3 million in bank debt, $15 million in secured subordinated debt, $4.8 million in limited recourse debt collateralized only by the Lutcher Moore Tract, and $0.7 million in institutional debt secured by a first mortgage on the Company's office building.

     On January 31, 1994, the Company borrowed $29.2 million from Internationale Nederlanden (U.S.) Capital Corporation ("INCC") under a $35 million credit agreement ("INCC Agreement"). The bank debt is collateralized by the Company's domestic oil and gas properties and the stock of certain subsidiaries, including the stock of XCL-China, Ltd., through which the Company owns its interest in the Zhao Dong Block. During 1995, the INCC Agreement was amended to modify certain covenant requirements through September 29, 1995. These covenants were subsequently amended to modify requirements through April 1, 1996, and again amended through September 30, 1996. The Company did not make an interest payment of $248,600 due the bank on October 1, 1996, resulting in an event of default under the terms of the INCC Agreement. By letter dated October 7, 1996, the bank acknowledged that failure to make such interest payment constituted an event of default and advised that such past due interest payment bears interest at the Late Payment Rate in effect on such date. From October 1, 1996, the Late Payment Rate has been 12.25 percent. The bank has not given formal notice to accelerate the loan, it has however, reserved all of its rights and remedies under the INCC Agreement. In addition to the event of default described above, the Company is in violation of several covenants in the INCC Agreement. The bank has informed the Company that it will look favorably upon waiving existing defaults, entering into a standstill agreement and modifying other terms and conditions of the INCC Agreement in connection with a recapitalization of the Company satisfactory to the bank. (See Note 5 below.)

      During April 1993, the Company issued in a private placement, $15 million of secured subordinated note units (the "Secured Subordinated Debt"). Each of these 40 units consisted of a $375,000 note payable, warrants to acquire 100,000 shares of the Company's Common Stock at $0.625 per share (as amended at the time the Company entered into the INCC Agreement), a net profits interest in certain exploration leases, and a contractual interest in the net revenues of XCL-China, Ltd., a wholly owned subsidiary of the Company, under the Production Sharing Agreement related to the Zhao Dong Block. This borrowing bears interest at 12 percent if paid in cash or 14 percent if the Company elects to use Common Stock, with payment at 125 percent of the interest due if paid in unregistered shares. It is collateralized by a second mortgage on all of the Company's producing properties and a second lien on the stock of XCL-China, Ltd. Payment on this debt cannot be made prior to payment on the INCC Agreement. The terms of the Secured Subordinated Debt provide that an event of default under the INCC Agreement which has not been waived and permits the bank to accelerate the maturity of its indebtedness is an event of default in the Secured Subordinated Debt. As noted above an event of default exists in the INCC Agreement, therefore an event of default exists with respect to the Secured Subordinated Debt.

      The Company also has $4.8 million of Limited Recourse debt outstanding which is collateralized by the Lutcher Moore Tract, of which $2.3 million is due on December 17, 1996. Payments of principal and interest on the remaining $2.5 million of the Lutcher Moore limited recourse debt are past due. No action has been taken by the holders of the debt. Should the Company not be successful in its attempts to sell the property or refinance the debt on the property the holders have recourse only to the property itself, as the Company is not liable for the debt.

      The outstanding balance of the building mortgage loan as of September 30, 1996, was approximately $0.7 million, bearing interest at the rate of 14 percent per annum. As of November 11, 1996, the Company has not made the October and November scheduled loan payments. By letter dated October 29, 1996, the mortgagee has advised that if the loan default is not satisfactorily cured, it in its sole discretion will take action to protect its security and to enforce its loan remedies. Payment of the building mortgage is personally guaranteed by the Chairman of the Board.

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

      During  the  quarter  ended September  30,  1996,  the
Company  supplemented  cash  generated  from  the  sale   of
oil and gas production by the completion of the following transactions:

o In July 1996, the Company sold 50,000 shares of Common
  Stock held as Treasury Stock in a Regulation S transaction for net proceeds after fees and discounts of $12,875. (See
  Part II - Item 2(c) "Changes in Securities.")

o In  July  1996,  the  Company  received  approximately
  $56,000 as consideration for a pipeline right-of-way granted on the Lutcher Moore Tract.

o In August 1996, the Company sold in two separate Regulation S transactions, (1) 2,800,000 Units, each Unit consisting of one share of Common Stock and one warrant to acquire one share of Common Stock, for net proceeds of approximately $402,000 and (2) 1,500,000 shares of Common Stock for net proceeds of $200,000, after deduction of commissions. An aggregate of 4,300,000 shares of Common Stock and Warrants to acquire additional 3,380,000 shares of Common stock were issued. (See Part II - Item 2(c) "Changes in Securities.")

o In August 1996, the Company borrowed $225,000 from an investor and such investor was granted 1,200,000 warrants in connection therewith. The loan is to be satisfied by the issuance of shares of Common Stock.

o In September 1996, the Company granted two oil and gas leases on the Lutcher Moore tract totaling 18,400 acres, for which it received $184,000 in gross proceeds, of which $100,000 was applied to principal reduction of the first mortgage on that property.

o In September 1996, the Company received $75,000 in payment for surface damages to 50 acres of the Lutcher Moore
  Tract.

     During the fourth quarter of 1996, the Company projects a total trade payable position of approximately $0.9 million and general and administrative expenses of approximately $0.7 million. Additionally the Company has received cash calls from Apache of approximately $5.5 million as of
November  11,  1996,  the  entire  amount  of  which  is  in arbitration. The Company additionally projects fourth quarter costs of approximately $0.2 million for the China lubrication oil project and approximately $0.2 million for the China coalbed methane project. During the fourth quarter the Company projects approximately $0.7 million of interest due to INCC. Management's plans to obtain the necessary capital include:

o The sale of the Lutcher Moore Tract and leasing activities thereon. The Company is in ongoing negotiations for the sale of this property. Should a sale be completed, $4.8 million of the proceeds would be applied to the limited recourse debt with additional proceeds used to satisfy working capital requirements. During October 1996, the Company granted an oil and gas lease covering 365 acres on the property for which it received $36,500 in gross proceeds.

o Negotiating joint venture agreements with potential partners to supply the cash needed to pursue various China projects. Discussions with several potential partners are in progress.

o Negotiating a recapitalization of the Company.

o Until July 29, 1996, the Company was engaged in attempts to sell its remaining domestic oil and gas properties. On that day it received service of three lawsuits filed by lessors of the most productive remaining lease, effectively thwarting the Company's ability to consummate a sale by casting doubt as to the Company's rights to certain interests in the leases and demanding damages. While the Company believes that the charges are without merit, it is of the opinion that the property cannot be sold until such time as the litigation is concluded or settled. In response to a request by the lessors' counsel, the Company has granted the lessors an extension of time to respond to discovery demands made by the Company and to
  allow  sufficient  time  to  pursue  settlement  of   this
  litigation. (See Note 7 - "Commitments, Contingencies  and
  Subsequent   Events"  and  Part  II  -  Item   1.   "Legal
  Proceedings," herein.)

      The Company believes that working capital can be made available from certain of its major stockholders or other investors, should the Company (1) contract for the sale of the Lutcher Moore tract, (2) enter into a letter(s) of intent with industry partners to provide funds for the
Company's China projects capital requirements, or (3) conclude a plan to recapitalize the Company. However, no assurance can be given that the Company's efforts in this regard will be successful. In addition, the Company's efforts to secure additional working capital will be impaired if the Company's Common Stock is delisted from the American Stock Exchange. (See Note 7 - "Commitments, Contingencies and Subsequent Events.")

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

(3)     Supplemental Cash Flow Information

      There were no income taxes paid during the nine  month
periods  ended  September 30, 1996 and 1995.   (See  Note  7
herein).

     Interest and associated capitalized costs for the three and nine month periods ended September 30 totaled $0.6 million and $1.9 million, respectively for 1996 and $0.6 million and $2.2 million, respectively for the corresponding periods in 1995. Interest paid during the three and nine month periods ended September 30, 1996 and 1995 amounted to $0.4 million and $1.5 million, and $0.7 million and $2.0 million, respectively.

      During the nine months ended September 30, 1996, the Company completed the following noncash transactions not reported elsewhere herein:

o In March and April 1996, the Company sold Units of Common Stock and Warrants through Rauscher Pierce & Clark, as Placement Agent, in a Regulation S Unit Offering. As compensation for acting as Placement Agent for such unit offering, Rauscher Pierce & Clark was granted warrants to acquire an aggregate of 384,000 shares of Common Stock.

o As compensation for services performed resulting in Apache purchasing an additional interest in the Zhao Dong Block, the Company issued 50,000 shares of Common Stock (held in treasury) to EnCap Investments, L.C. ("EnCap") and EnCap's existing warrant to acquire 500,000 shares of Common Stock was amended as to exercise price, expiration date and forced conversion feature to conform the terms of this warrant to the terms of warrants granted to the Placement Agent in the Regulation S Unit Offering

o As compensation for identifying Rauscher Pierce & Clark as the Placement Agent for the Regulation S Unit Offering, EnCap earned a four percent stock fee of the gross proceeds of the Regulation S Unit Offering. In payment of this fee the Company, during the first quarter, issued 267,264 shares of Common Stock (held in treasury) in connection with the initial closing and during the second quarter issued an aggregate 122,880 shares of Common Stock as compensation for the subsequent closings.

      During the nine months ended September 30, 1995, the Company issued 18,714 shares of Common Stock in payment of interest on funds escrowed in advance of purchase of Series
D Preferred Stock.

(4)     Assets Held for Sale and Investments

     Assets Held for Sale
     --------------------

Domestic Oil and Gas Properties
-------------------------------

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

      Until July 29, 1996, the Company was engaged in attempts to sell its remaining domestic oil and gas properties. On that day it received service of three lawsuits filed by lessors of the most productive remaining lease, effectively thwarting the Company's ability to consummate a sale by casting doubt as to the Company's rights to certain interests in the leases and demanding damages. While the Company believes that the charges are without merit, it is of the opinion that the property cannot be sold until such time as the litigation is concluded. In response to the request by the lessors' counsel, the Company has granted the lessors an extension of time to respond to discovery demands made by the Company to allow sufficient time to pursue settlement of this litigation.

Lutcher Moore Tract
-------------------

     During 1993, the Company completed the acquisition of a group of corporations which together owned 100 percent of a 62,500-acre tract in southeastern Louisiana (the "Lutcher Moore Tract"). Total consideration of $15.4 million included the assumption of $9.9 million of limited recourse debt (see Note 5 to the Consolidated Financial Statements), $2.7 million in cash, the issuance of 3,616,667 shares of Common Stock and warrants to purchase an additional 4,166,667 shares of Common Stock at $1.00 per share. In connection with the purchase, the Company capitalized acquisition related costs of $900,000. The Company is presently negotiating for the sale of this property.

     Investments
     -----------

Lube Oil Investment
-------------------

      On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and southeast Asian markets. The Company has invested approximately $1.7 million in the project, including a $600,000 down payment and a $200,000 payment made in August 1996. There remains an additional $1.6 million in payments to be made pursuant to a renegotiated schedule of payments.

Coalbed Methane Project
-----------------------

      During 1995, the Company signed an agreement with the China National Administration of Coal Geology, pursuant to which the parties have commenced cooperation for the exploration and development of coalbed methane in two areas in China. As of September 30, 1996, the Company has invested approximately $504,000 in the project.

Phoenix Lake Tract
------------------

     On May 18, 1995, the Company sold its 77.78 percent fee interest in 11,600 gross acres comprising the Phoenix Lake Tract retaining 75 percent of its mineral interest underlying those lands, less and except two tracts covering approximately 77 net acres in which XCL retained no mineral interest. The purchase price was comprised of approximately $1.7 million in cash and a $0.5 million reduction in obligations owed by the Company to the purchaser. No gain or loss was recognized on the sale.

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

 (5)     Debt

Long-term debt at September 30, 1996 consists of the following (000's):

                                      Current        Long-Term
                                     Maturities       Portion     Total
                                     ----------      ---------    -----

Collateralized credit facility       $  17,279       $     --   $  17,279
Subordinated debt                       15,000             --      15,000
Building Mortgage                          649             --         649
                                       -------        -------     -------
     Total                           $  32,928       $     --   $  32,928
                                      ========        =======     =======
Lutcher Moore Group
    Limited Recourse Debt            $   4,772       $     --   $   4,772
                                      ========        =======     =======

     Substantially all of the Company's assets collateralize certain of these borrowings. Accounts payable and accrued costs include interest accrued at September 30, 1996, of approximately $1.6 million.

Lutcher  Moore Group Limited Recourse Debt
------------------------------------------

      Mortgage and Seller Notes
      -------------------------

      At September 30, 1996, approximately $2.3 million of Mortgage Notes (net of amounts escrowed for payment) and $2.5 million of Seller Notes were outstanding. In January 1996, the terms of the Mortgage Notes were modified providing that the remaining principal (which bears interest at 9.25 percent per annum) is payable on demand, and if no demand is made, in three monthly installments of $52,300 each, commencing February 15, 1996, plus a final payment of all outstanding principal and interest due on May 16, 1996. In June 1996, upon the payment by the Company of principal and interest in the aggregate amount of $265,000 the terms of the Mortgage Notes were again modified providing that the remaining principal (which bears interest at 9.25 percent per annum) is payable on demand, and if no demand is made, in five monthly installments of interest, commencing July 17, 1996, with a final payment of all outstanding principal and interest due on December 17, 1996. During September, the principal of the Mortgage Notes was reduced by $100,000 from payments received for oil and gas leases granted on the property. The Seller Notes bear interest at 8 percent and payments of principal and interest on the Seller Notes are past due. No action has been taken by holders of the debt. Should the Company not be successful in its attempts to sell the property or refinance the debt on the property, the holders have recourse only to the property itself, as the Company is not liable for the debt.

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

      During 1995, the INCC Agreement was amended to modify certain covenants and was further amended to modify requirements through April 1, 1996. The INCC Agreement was further amended in April 1996 to modify requirements through September 30, 1996, and accordingly the full amount of such debt has been reflected as a current liability. The Company did not make an interest payment of $248,600 due the bank on October 1, 1996, resulting in an event of default under the terms of the INCC Agreement. By letter dated October 7, 1996, the bank acknowledged that failure to make such interest payment constituted an event of default and advised that such past due interest payment bears interest at the Late Payment Rate in effect on such date. From October 1, 1996, the Late Payment Rate has been 12.25 percent. The bank has not given formal notice to accelerate the loan, it has however, reserved all of its rights and remedies under the INCC Agreement. In addition to the event of default described above, the Company is in violation of several covenants in the INCC Agreement. The bank has informed the Company that it will look favorably upon waiving existing defaults, entering into a standstill agreement and modifying other terms and conditions of the INCC Agreement in connection with a recapitalization of the Company satisfactory to the bank.

Secured Subordinated Debt
-------------------------

      During April 1993, the Company issued in a private placement, $15 million of secured subordinated note units (the "Secured Subordinated Debt"). Each of these 40 units consisted of a $375,000 note payable, warrants to acquire 100,000 shares of the Company's Common Stock at $0.625 per share (as amended at the time the Company entered into the INCC Agreement), a net profits interest in certain exploration leases, and a contractual interest in the net revenues of XCL-China, Ltd., a wholly owned subsidiary of the Company, under the Production Sharing Agreement related to the Zhao Dong Block. This borrowing bears interest at 12 percent if paid in cash or 14 percent if the Company elects to use Common Stock, with payment at 125 percent of the interest due if paid in unregistered shares. It is collateralized by a second mortgage on all of the Company's producing properties and a second lien on the stock of XCL-China, Ltd. Payment on this debt cannot be made prior to payment on the INCC Agreement. The terms of the Secured Subordinated Debt provide that an event of default under the INCC Agreement which has not been waived and permits the bank to accelerate the maturity of its indebtedness is an event of default in the Secured Subordinated Debt. As noted above an event of default exists in the INCC Agreement, therefore an event of default exists with respect to the Secured Subordinated Debt.

      The Company issued approximately 6.5 million and 1.6 million shares of Common Stock in payment of $2.7 million and $1.3 million of interest due on the Secured Subordinated Debt during the nine month periods ended September 30, 1996 and 1995, respectively.

(6)     Preferred Stock and Common Stock

     As of September 30, 1996, the Company had the following shares of Preferred Stock issued and outstanding:


                        Shares          Liquidation Value
                        ------          -----------------

     Series A           577,803        $  45,166,861(1)
     Series B            44,954            4,495,400
     Series E            46,654            4,665,400
     __________
      (1)  50  Pounds  Sterling (U.K.) per  share  (1  Pound
           Sterling U.K. = U.S. $1.5634 at September 30, 1996).

     Series A Preferred Stock
     ------------------------

       The Company's Series A Preferred Stock dividend requirements are approximately 2.6 million Pounds Sterling (U.K.) annually and currently insufficient liquidity exists to continue to pay such amounts. Further, the INCC Agreement restricts payment of cash dividends. With the approval of its lender, the Company declared the June 30, 1995 dividend payable in cash, with such cash to be obtained from the sale of Common Stock. In order to reduce the cash requirement, effective June 26, 1995, the Company entered into agreements with three U.S. holders of Series A Preferred Stock representing approximately 59 percent of the class pursuant to which they elected to receive their dividends in Common Stock of the Company. Cash dividends remaining to be paid with respect to the June 30, 1995 dividend declaration, aggregate approximately $900,000. As the Company was unable to pay this dividend by June 30, 1996, the holders of Series A Preferred Stock are entitled to representation on the Board of Directors.

     On June 11, 1996, the holder of 21,441 shares of Series A Preferred Stock elected, pursuant to the terms of the Series A Preferred Stock, to convert such shares into Common Stock of the Company. In July 1996, the Company issued 450,261 shares of Common Stock in connection with this conversion.

      The December 31, 1995 dividend payment on the Series A Preferred Stock has been declared payable in additional shares of Series A Preferred Stock. During 1996, the terms of the Series A Preferred Stock were amended to allow for payment of the December 31, 1995 and subsequent dividend payments to be made in additional shares of Series A Preferred Stock. The Board of Directors correspondingly approved a 250,000 share increase in the number of authorized shares of Series A Preferred Stock. An aggregate of 53,932 shares of Series A Preferred Stock are to be issued for payment of the December 31, 1995 dividend and U.S. and U.K. withholding taxes, however such shares cannot be issued until the shares allocated to withholding taxes are sold for cash and the proceeds remitted to the taxing authorities. The Board of Directors elected not to declare the dividend payable June 30, 1996.

     Series B Preferred Stock
     ------------------------

      On May 16, 1995, the Company received notice from the Series B Preferred holder exercising its redemption rights. The Company has elected to redeem in shares of Common Stock ("Redemption Stock") and the holder has exercised its option to have the Company sell its shares of Redemption Stock. The aggregate redemption price is $5 million, plus accrued dividends from January 1, 1995 to the date of redemption. The Company has registered 5.3 million shares for sale and has  reserved  additional shares  should  the  sale  of  the registered shares not be sufficient to fulfill the redemption obligation. Approximately 5,046 shares had been redeemed at September 30, 1996, from the sale of approximately 2.6 million shares of Redemption Stock. Proceeds are first allocated to accrued dividends, with the remainder applied toward redemption of shares of the Series B Preferred Stock. During the fourth quarter 1996, an additional 57,000 shares of Redemption Stock were sold and the proceeds applied against accrued dividends. By letter dated April 5, 1996, the holder has advised the Company that it is not satisfied with the rate at which the Series B shares are being redeemed and that unless the rate of redemption is accelerated, the holder may no longer extend the time in which the redemption is to be completed.

     Series E Preferred Stock
     ------------------------

      The June 30, 1996 dividend on the Series E Preferred Stock was declared payable in additional shares of Series E Preferred Stock. In July 1996, the Company issued 2,218 shares of Series E Preferred Stock in payment of this dividend.

 (7)     Commitments, Contingencies and Subsequent Events

      Other commitments, contingencies and subsequent events include:

     Commitments and Contingencies
     -----------------------------

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

          In March 1994, the Company farmed out a one-third interest in its contract rights for the Zhao Dong Block to Apache. To further reduce the Company's exploration capital requirements and to accelerate the development of the Zhao Dong Block, the Company signed an agreement on May 10, 1995, with Apache (approved by Chinese authorities on August 10, 1995) pursuant to which Apache became obligated to pay 100 percent of the costs to drill and test two wildcat wells and one appraisal well on the Zhao Dong Block, with a requirement to pay for a third wildcat well, if Apache elected to participate in the second phase of the Production Sharing Agreement. In January 1996, Apache so elected and therefore will pay the drilling and testing costs of a third wildcat well. The amounts advanced by Apache are recoverable from revenues generated from Zhao Dong Block production. Future expenditures beyond those described above will be borne 50 percent each by the Company and Apache. Pursuant to this agreement Apache also purchased an additional 16.67 percent interest in the foreign contractor's share of the oil and gas reserves of the "C" Field. Payment for this purchase will be computed and made to the Company from time to time as each segment of the field is placed on production in order to insure that the Company will receive the full market value of the
          16.67 percent interest. In consideration of the above described payments, Apache assumed operatorship of the Zhao Dong Block and increased its interest in the Zhao Dong Block from 33.33 percent to 50 percent of the foreign contractor's share of the Zhao Dong Block.

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

          2. During the next two years, the Contractor is required to drill two wildcat wells, perform seismic data acquisition and processing and expend a minimum of $4
               million.  (The  Contractor  has  elected   to
               proceed with the second phase of the Contract. The seismic data acquisition requirement for the second phase has been satisfied.);

          3. During the last two years, the Contractor is required to drill two wildcat wells and expend a minimum of $4 million.

          The Production Sharing Agreement may be terminated by the Contractor at the end of each phase of the Exploration period, without further obligation.

     o On December 1, 1995, the Company submitted certain accounting disputes to arbitration arising from Apache's operations at the Zhao Dong Block. In the initial submission, the Company disputed certain amounts charged to the Company by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls. As of November 11, 1996, the Company has accrued liabilities of approximately $5.5 million ($3.7 million as of September 30, 1996) certain amounts of which are in dispute with Apache arising from their joint interest billings and cash calls. An audit of Apache conducted by Company personnel has called into question approximately $0.3 million of charges in one category of costs in dispute. While the Company believes that certain charges are valid, and has fully provided for them in the consolidated financial statements, it does not have sufficient liquidity to make payment at this time.

     o The Company has future commitments of $1.6 million associated with its joint venture contract to enter the lubricating oil business in China. The Company has invested approximately $1.7 million in the project, including a $600,000 down payment and a $200,000 payment made in August 1996. There remains an additional $1.6 million in payments to be made pursuant to a renegotiated schedule of payments.

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

          The second lawsuit entitled Frank Armstrong, et al
          v. XCL-Texas, Inc. (229th Judicial District, Jim Hogg County, Texas, Cause No. 4551) alleges that the Company did not adequately represent the interests of the Plaintiffs before a Texas Railroad Commission hearing, therefore, the Plaintiffs incurred legal and related expenses totaling $56,473 for which they seek reimbursement. The Company denies liability and intends to vigorously defend itself.

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

          In response to a request by the lessors' counsel, the Company has granted the lessors an extension of time to respond to discovery demands made by the Company and to allow sufficient time to pursue settlement of this litigation.

     o The Company may be subject to other legal proceedings which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company or results of operations of the Company.

     o The Company is subject to existing domestic federal, state and local and Chinese laws and regulations governing environmental quality and pollution control. Although management believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities will not be incurred.

     Subsequent Events
     -----------------

     o By letter agreement dated October 7, 1996, the Company modified its arrangement with Wolf Creek Resources, Inc. ("Wolf Creek") with respect to its interests in the Galvan Ranch. The Company reassigned its rights to certain overriding royalty interests and rights to after payout participation in certain gas wells, surrendered its note receivable from Wolf Creek, and option to purchase additional equity in Wolf Creek and executed a general release in favor of Wolf Creek and its principals in return for:

          (1)  an immediate cash payment of $75,000;
          (2) a $150,000 preferred payout from 80% of the net revenues of Wolf Creek; and
          (3)  5.44% of the Common Stock of Wolf Creek.

          In  recognition of the reduced value of the Galvan
          Ranch, the sole property of Wolf Creek, the Company on September 30, 1996, recorded a $750,000 writedown in the value of this investment.

     o On October 8, 1996, Apache as operator of the Zhao Dong Block, commenced drilling of the F(a) wildcat well. The F(a) is a 4,378 meter test, scheduled to reach targeted depth on or about December 4, 1996. Under an agreement between the Company and Apache concluded on May 10, 1995, this well is one of the two remaining wells which Apache is obligated to pay 100% of the costs to drill and test.

          Apache has advised the Company that on or about November 16, 1996, it plans to commence drilling of the D(c) well to appraise the D-1 discovery well at the Zhao Dong Block. The Company is to bear its share of the costs of this well and has accrued $1.7 million of such costs billed to the Company by Apache through November 11, 1996.

     o    By letter dated November 8, 1996, the American Stock
          Exchange ("AMEX") has informed the Company that they are reviewing the Company's continued listing eligibility because:

          (1) the Company has incurred net losses for each of the past five fiscal years and the first six months of the current fiscal year;
          (2) the Company has disclosed that it does not have sufficient cash flow from operations to meet its obligations;
          (3)   the  Company  is in default  of  payment  of
          certain debt;
          (4) the Company's independent accountants in their report on the Company's 1995 financial statements noted that as a consequence of the matters discussed above, substantial doubt has been raised as to the Company's ability to continue as a going concern.

          The  Company has scheduled a meeting for  December
          10, 1996, with representatives of the AMEX to present information in support of a continued listing. Management believes that the Company's AMEX listing will be continued after presentation of the Company's operations and financial plans.

     o    Since  September 30, 1996, John T.  Chandler,  the
          President of the Company has made two advances to the Company totaling $88,000, which remain outstanding.

                  XCL LTD. AND SUBSIDIARIES

                     September 30, 1995


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

REVIEW OF FINANCIAL RESOURCES
-----------------------------

Liquidity and Capital Resources
-------------------------------

           The Company has incurred net losses for each of its past five fiscal years and the first nine months of the current fiscal year and currently has a significant working capital deficit. The Company anticipates insufficient cash flows from operations to meet its current obligations, including expenditures required for the development of the Company's assets. Since 1994, the Company has been able to meet its financial obligations by obtaining funds from sales of equity in the Company and sales of various assets. However as of November 11, 1996, the Company did not have sufficient commitments in place to insure that the Company's obligations for 1996 can be satisfied and its ability to obtain funds from further sales of equity may become impaired if the Company's shares of Common Stock are delisted from the American Stock Exchange. (See Note 7 - "Commitments, Contingencies and Subsequent Events.") Included in such obligations are trade payables (net of disputed amounts) of approximately $1.4 million as of November 11, 1996, of which 60 percent are unpaid in excess of 120 days from the invoice date. On October 23, 1996, the contract operator for the Company's remaining producing oil and gas property filed operator's liens against the Company's interest in such producing property in the amount of approximately $45,000, representing costs and expenses incurred by such contract operator for the Company's interest in such property. Upon notice of filing of the liens, the purchaser of the gas attributable to the Company's interest in such property may suspend payment to the Company of revenues attributable to such interest until such time as the Company satisfies the amounts due and owing. Included in accounts payable and accrued costs are net salaries due to officers and managers of approximately $87,000, representing two months salary due executive officers and one month salary due other officers and managers. Further, in addition to such trade payables, as of November 11, 1996, the Company has accrued liabilities to Apache arising from their joint interest billings and cash calls in respect of the Company's interest in the Zhao Dong Block of approximately $5.5 million ($3.7 million as of
September 30, 1996) the entire amount of which is in arbitration. An audit of Apache conducted by Company personnel has called into question approximately $0.3 million of charges in one category of costs in dispute. While the Company believes that certain of the other charges are valid, and has fully provided for them in the consolidated financial statements, it does not have sufficient liquidity to make payment at this time. Unless alternative sources of funds are obtained, substantial doubt exists regarding the Company's ability to continue as a going concern.

      At September 30, 1996, the Company had an operating cash balance of $74,000 and a working capital deficit of $46 million, which includes $17.3 million in bank debt, $15 million in secured subordinated debt, $4.8 million in limited recourse debt collateralized only by the Lutcher Moore Tract, and $0.7 million in institutional debt secured by a first mortgage on the Company's office building.

     On January 31, 1994, the Company borrowed $29.2 million from Internationale Nederlanden (U.S.) Capital Corporation ("INCC") under a $35 million credit agreement ("INCC Agreement"). The bank debt is collateralized by the Company's domestic oil and gas properties and the stock of certain subsidiaries, including the stock of XCL-China, Ltd., through which the Company owns its interest in the Zhao Dong Block. During 1995, the INCC Agreement was amended to modify certain covenant requirements through September 29, 1995. These covenants were subsequently amended to modify requirements through April 1, 1996, and again amended through September 30, 1996. The Company did not make an interest payment of $248,600 due the bank on October 1, 1996, resulting in an event of default under the terms of the INCC Agreement. By letter dated October 7, 1996, the bank acknowledged that failure to make such interest payment constituted an event of default and advised that such past due interest payment bears interest at the Late Payment Rate in effect on such date. From October 1, 1996, the Late Payment Rate has been 12.25 percent. The bank has not given formal notice to accelerate the loan, it has however, reserved all of its rights and remedies under the INCC Agreement. In addition to the event of default described above, the Company is in violation of several covenants in the INCC Agreement. The bank has informed the Company that it will look favorably upon waiving existing defaults, entering into a standstill agreement and modifying other terms and conditions of the INCC Agreement in connection with a recapitalization of the Company satisfactory to the bank. (See Note 5 below.)

      During April 1993, the Company issued in a private placement, $15 million of secured subordinated note units (the "Secured Subordinated Debt"). Each of these 40 units consisted of a $375,000 note payable, warrants to acquire 100,000 shares of the Company's Common Stock at $0.625 per share (as amended at the time the Company entered into the INCC Agreement), a net profits interest in certain exploration leases, and a contractual interest in the net revenues of XCL-China, Ltd., a wholly owned subsidiary of the Company, under the Production Sharing Agreement related to the Zhao Dong Block. This borrowing bears interest at 12 percent if paid in cash or 14 percent if the Company elects to use Common Stock, with payment at 125 percent of the interest due if paid in unregistered shares. It is collateralized by a second mortgage on all of the Company's producing properties and a second lien on the stock of XCL-China, Ltd. Payment on this debt cannot be made prior to payment on the INCC Agreement. The terms of the Secured Subordinated Debt provide that an event of default under the INCC Agreement which has not been waived and permits the bank to accelerate the maturity of its indebtedness is an event of default in the Secured Subordinated Debt. As noted above an event of default exists in the INCC Agreement, therefore an event of default exists with respect to the Secured Subordinated Debt.

      The Company also has $4.8 million of Limited Recourse debt outstanding which is collateralized by the Lutcher Moore Tract, of which $2.3 million is due on December 17, 1996. Payments of principal and interest on the remaining $2.5 million of the Lutcher Moore limited recourse debt are past due. No action has been taken by the holders of the debt. Should the Company not be successful in its attempts to sell the property or refinance the debt on the property the holders have recourse only to the property itself, as the Company is not liable for the debt.

      The outstanding balance of the building mortgage loan as of September 30, 1996, was approximately $0.7 million, bearing interest at the rate of 14 percent per annum. As of November 11, 1996, the Company has not made the October and November scheduled loan payments. By letter dated October 29, 1996, the mortgagee has advised that if the loan default is not satisfactorily cured, it in its sole discretion will take action to protect its security and to enforce its loan remedies. Payment of the building mortgage is personally guaranteed by the Chairman of the Board.

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

      During  the  quarter  ended September  30,  1996,  the
Company  supplemented  cash  generated  from  the  sale   of
production by completion of the following transactions:

o In July 1996, the Company sold 50,000 shares of Common
  Stock held as Treasury Stock in a Regulation S transaction for net proceeds after fees and discounts of $12,875. (See
  Part II - Item 2(c) "Changes in Securities.")

o In  July  1996,  the  Company  received  approximately
  $56,000 as consideration for a pipeline right-of-way granted on the Lutcher Moore Tract.

o In August 1996, the Company sold in two separate Regulation S transactions, (1) 2,800,000 Units, each Unit consisting of one share of Common Stock and one warrant to acquire one share of Common Stock, for net proceeds of approximately $402,000 and (2) 1,500,000 shares of Common Stock for net proceeds of $200,000, after deduction of commissions. An aggregate of 4,300,000 shares of Common Stock and Warrants to acquire additional 3,380,000 shares of Common stock were issued. (See Part II - Item 2(c) "Changes in Securities.")

o In August 1996, the Company borrowed $225,000 from an investor and such investor was granted 1,200,000 warrants in connection therewith. The loan is to be satisfied by the issuance of shares of Common Stock.

o In September 1996, the Company granted two oil and gas leases on the Lutcher Moore tract totaling 18,400 acres, for which it received $184,000 in gross proceeds, of which $100,000 was applied to principal reduction of the first mortgage on that property.

o In September 1996, the Company received $75,000 in payment for surface damages to 50 acres of the Lutcher Moore
  Tract.

     During the fourth quarter of 1996, the Company projects a total trade payable position of approximately $0.9 million and general and administrative expenses of approximately $0.7 million. Additionally the Company has received cash calls from Apache of approximately $5.5 million as of
November  11,  1996,  the  entire  amount  of  which  is  in arbitration. The Company additionally projects fourth quarter costs of approximately $0.2 million for the China lubrication oil project and approximately $0.2 million for the China coalbed methane project. During the fourth quarter the Company projects approximately $0.7 million of interest due to INCC. Management's plans to obtain the necessary capital include:

o The sale of the Lutcher Moore Tract and leasing activities thereon. The Company is in ongoing negotiations for the sale of this property. Should a sale be completed, $4.8 million of the proceeds would be applied to the limited recourse debt with additional proceeds used to satisfy working capital requirements. During October 1996, the Company granted an oil and gas lease covering 365 acres on the property for which it received $36,500 in gross proceeds.

o Negotiating joint venture agreements with potential partners to supply the cash needed to pursue various China projects. Discussions with several potential partners are in progress.

o Negotiating a recapitalization of the Company.

o Until July 29, 1996, the Company was engaged in attempts to sell its remaining domestic oil and gas properties. On that day it received service of three lawsuits filed by lessors of the most productive remaining lease, effectively thwarting the Company's ability to consummate a sale by casting doubt as to the Company's rights to certain interests in the leases and demanding damages. While the Company believes that the charges are without merit, it is of the opinion that the property cannot be sold until such time as the litigation is concluded or settled. In response to a request by the lessors' counsel, the Company has granted the lessors an extension of time to respond to discovery demands made by the Company and to
  allow  sufficient  time  to  pursue  settlement  of   this
  litigation. (See Note 7 - "Commitments, Contingencies  and
  Subsequent   Events"  and  Part  II  -  Item   1.   "Legal
  Proceedings," herein.)

      The Company believes that working capital can be made available from certain of its major stockholders or other investors, should the Company (1) contract for the sale of the Lutcher Moore tract, (2) enter into a letter(s) of intent with industry partners to provide funds for the
Company's China projects capital requirements, or (3) conclude a plan to recapitalize the Company. However, no assurance can be given that the Company's efforts in this regard will be successful. In addition, the Company's efforts to secure additional working capital will be impaired if the Company's Common Stock is delisted from the American Stock Exchange. (See Note 7 - "Commitments, Contingencies and Subsequent Events.")

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

      The Company is subject to existing domestic federal, state and local and Chinese laws and regulations governing environmental quality and pollution control. Although management believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities will not be incurred. (See Items 1 and 2 - "Business and Properties - Title to
Properties, Competition, Certain Risk Factors Relating to the Company and the Oil and Gas Industry and Environmental Matters" in the Annual Report on Form 10-K for the year ended December 31, 1996.")

Results of Operations
---------------------

     During the three and nine month periods ended September 30, 1996, the Company incurred net losses of $1.7 million and $6.4 million, respectively, as compared to net losses of $10.5 million and $25.4 million, respectively, during the corresponding periods in 1995. The nine months results in 1996 include a $2 million writedown and $0.7 million loss on sale of the Company's investments. The nine months results for 1995 include a $16.5 million provision for impairment of oil and gas properties. The carrying amounts of the Company's properties in Texas were written down by $10.7 million in the second quarter of 1995, and $5.8 million in the third quarter of 1995, in order to comply with the ceiling limitation prescribed by the Securities and Exchange Commission (the "SEC"). These writedowns were principally due to downward revisions in estimated reserves in the second quarter and reduced present values of reserves attributable to delays in scheduled development drilling in the third quarter. The nine months results for 1995 also reflect the effects of a $2.4 million valuation reserve for the Company's assets held for sale.

      Oil and gas revenues for the three and nine month periods ended September 30, 1996, were $94,000 and $1 million compared to $0.6 million and $2 million during the corresponding periods in 1995. Revenues and expenses associated with the Company's U.S. producing properties will continue to decline as the Company completes its announced program of selling substantially all of its U.S. producing properties. Net interest charges are not expected to increase significantly throughout 1996, as the Company has made $7.8 million in principal payments on its bank debt in the first and second quarters of 1996.

      As the Company continues to focus its resources on exploration and development of the Zhao Dong Block and other China projects, future oil and gas revenues will be directly related to the degree of drilling success initially experienced on the Zhao Dong Block. The Company does not anticipate significant increases in its oil and gas production in the short-term and expects to incur operating losses until such time as sufficient revenues from the China projects are realized which exceed operating costs. At the present time, the Company is unable to predict when revenues from the China projects will exceed operating costs.

     Net proceeds received from the exercise of warrants and subsequent sale of shares of Terrenex common stock during the third quarter of 1995 resulted in a gain of $613,000 which was offset by a $383,000 loss recorded from the sale of minor assets.

                  XCL LTD. AND SUBSIDIARIES

                     September 30, 1996

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

      Two groups filed interventions in this matter on March 5, 1993 and March 15, 1993. The first group are non-participating royalty owners claiming under the same group of leases as the original plaintiffs. The second group sued under different leases. The interventions were opposed by the original plaintiffs and all defendants. After hearing arguments, the court ordered the interventions stricken on July 14, 1993. During 1994 the first group appealed and the second filed a new lawsuit. The Company settled the new lawsuit filed by the second group with its share of the settlement being $20,000. During December 1994 the appellate court affirmed the trial court's decision to deny the intervention to the first group. The Company in March 1995 was named as a third party defendant by the original lessor who had been previously sued by the non-participating royalty owners comprising the first group. Management believes that the outcome of the lawsuit will not have a material adverse effect on the Company's financial position or results of operations. The Company intends to defend diligently all claims asserted by the first group in its lawsuit.

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

      During April 1994, the Company was sued in an action entitled Kathy M. McIlhenny vs. The Exploration Company of Louisiana, Inc. (15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 941845). Kathy McIlhenny, the former wife of a former officer and director of the Company, has asserted a claim in the aggregate amount of approximately $0.5 million in respect of compensation for certain services alleged to have been performed on behalf of the Company and under an alleged verbal employment agreement and, by amendment, asserted a claim for payments arising from purported rights to mineral interests. The Company believes that such claim is without merit and rejects the existence of any such alleged agreement.

      On December 1, 1995, the Company submitted certain accounting disputes to arbitration arising from Apache's operations at the Zhao Dong Block. In the initial submission, the Company disputed certain amounts charged to the Company by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls. Amounts involved in later months joint interest billings and cash calls were subsequently added to the submission. As of November 11, 1996, the Company has accrued liabilities to Apache arising from their joint interest billings and cash calls in respect of the Company's interest in the Zhao Dong Block of approximately $5.5 million ($3.7 million as of September 30, 1996) the entire amount of which is in arbitration. An audit of Apache conducted by Company personnel has called into question approximately $0.3 million of charges in one category of costs in dispute. While the Company believes that certain charges are valid, and has fully provided for them in the consolidated financial statements, it does not have sufficient liquidity to make payment at this time.

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

In response to a request by the lessors' counsel, the Company has granted the lessors an extension of time to respond to discovery demands made by the Company and to allow sufficient time to pursue settlement of this litigation.

      Other than disclosed above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

Item 2(c).     Changes in Securities.

      On July 3, 1996, the Company sold 50,000 shares of Common Stock held as Treasury Stock to an accredited non-U.S. institutional investor in a brokered transaction intended to qualify for exemption from registration pursuant to Regulation S, for net proceeds after fees and discounts of $12,875.

      On August 14, 1996, the Company sold 2,800,000 Units, each Unit consisting of one share of Common Stock and one warrant to acquire one share of Common Stock, and an additional 280,000 warrants, to an accredited non-U.S. institutional investor in a private placement transaction intended to qualify for exemption from registration pursuant to Regulation S, for net proceeds of approximately $402,000. The warrants are exercisable at $0.25 per share until August 13, 2001.

      On August 16, 1996, the Company sold 1,500,000 shares of Common Stock to an accredited non-U.S. institutional investor in a private placement transaction intended to qualify for exemption from registration pursuant to Regulation S, for net proceeds of $200,000, after deduction of commissions. A Canadian corporation was granted warrants to acquire 300,000 shares of Common Stock, exercisable at $0.25 per share expiring December 31, 1998, as compensation, in a private placement transaction intended to qualify for exemption from registration pursuant to Regulation S.

Item 3.     Defaults Upon Senior Securities.

(a)   Debt

      The Company did not make an interest payment of $248,600 due INCC on October 1, 1996, resulting in an event of default under the terms of the INCC Agreement. By letter dated October 7, 1996, the bank acknowledged that failure to make such interest payment constituted an event of default and advised that such past due interest payment bears interest at the Late Payment Rate in effect on such date. From October 1, 1996, the Late Payment Rate has been 12.25 percent. The bank has not given formal notice to accelerate the loan, however, it has reserved all of its rights and remedies under the INCC Agreement. In addition to the event of default described above, the Company is in violation of several covenants in the INCC Agreement. The bank has informed the Company that it will look favorably upon waiving existing defaults, entering into a standstill agreement and modifying other terms and conditions of the INCC Agreement in connection with a recapitalization of the Company satisfactory to the bank.

      During April 1993, the Company issued in a private placement, $15 million of secured subordinated note units (the "Secured Subordinated Debt"). Each of these 40 units consisted of a $375,000 note payable, warrants to acquire 100,000 shares of the Company's Common Stock at $0.625 per share (as amended at the time the Company entered into the INCC Agreement), a net profits interest in certain exploration leases, and a contractual interest in the net revenues of XCL-China, Ltd., a wholly owned subsidiary of the Company, under the Production Sharing Agreement related to the Zhao Dong Block. This borrowing bears interest at 12 percent if paid in cash or 14 percent if the Company elects to use Common Stock, with payment at 125 percent of the interest due if paid in unregistered shares. It is collateralized by a second mortgage on all of the Company's producing properties and a second lien on the stock of XCL-China, Ltd. Payment on this debt cannot be made prior to payment on the INCC Agreement. The terms of the Secured Subordinated Debt provide that an event of default under the INCC Agreement which has not been waived and permits the bank to accelerate the maturity of its indebtedness is an event of default in the Secured Subordinated Debt. As noted above an event of default exists in the INCC Agreement, therefore an event of default exists with respect to the Secured Subordinated Debt.

      The outstanding balance of the building mortgage loan as of September 30, 1996, was approximately $0.7 million, bearing interest at the rate of 14 percent per annum. As of November 11, 1996, the Company has not made the October and November scheduled payments. By letter dated October 29, 1996, the mortgagee has advised that if the loan default is not satisfactorily cured, it in its sole discretion will take action to protect its security and to enforce its loan remedies. Payment of the building mortgage is guaranteed by the Chairman of the Board.

(b)     Preferred Stock

       The  Company's  Series  A  Preferred  Stock  dividend
requirements are approximately 2.6 million Pound Sterling (U.K.) annually and currently insufficient liquidity exists to continue to pay such amounts. Further, the INCC Agreement restricts payment of cash dividends. With the approval of its lender, the Company declared the June 30, 1995 dividend payable in cash, with such cash to be obtained from the sale of Common Stock. In order to reduce the cash requirement, effective June 26, 1995, the Company entered into agreements with three U.S. holders of Series A Preferred Stock representing approximately 59 percent of the class pursuant to which they elected to receive their dividends in Common Stock of the Company. Cash dividends remaining to be paid with respect to the June 30, 1995 dividend declaration, aggregate approximately $900,000. As the Company was unable to pay this dividend by June 30, 1996, the holders of Series A Preferred Stock can now require Board of Director representation.

      The December 31, 1995 dividend payment on the Series A Preferred Stock has been declared payable in additional shares of Series A Preferred Stock. During 1996, the terms of the Series A Preferred Stock were amended to allow for payment of the December 31, 1995 and subsequent dividend payments to be made in additional shares of Series A Preferred Stock. The Board of Directors correspondingly approved a 250,000 share increase in the number of authorized shares of Series A Preferred Stock. An aggregate of 53,932 shares of Series A Preferred Stock are to be issued for payment of the December 31, 1995 dividend and U.S. and U.K. withholding taxes, however such shares cannot be issued until the shares allocated to withholding taxes are sold for cash and the proceeds remitted to the taxing authorities. The Board of Directors elected not to declare the dividend payable June 30, 1996.

Item  4.       Submission of Matters to a Vote of  Security-
               Holders

      On July 1, 1996, the Company held an Annual Meeting of Shareholders at the Lafayette Petroleum Club, 111 Heymann Boulevard, Lafayette, Louisiana. A quorum was present to convene the meeting. The matters to be considered and voted upon at the meeting were (1) election of two Class III directors of the Company's Board of Directors, and (2) approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock and Preferred Stock.

      The Company's Board of Directors is divided into three Classes with each Class consisting of at least one executive director and at least one non-executive director serving three year terms. Messrs. John T. Chandler and Fred
Hofheinz  were  elected  as  Class  III  directors  at  this meeting. A total of not fewer than 235,488,467 votes, constituting a plurality of all of the votes cast at the meeting by holders of shares present in person or by proxy, were voted for each of the named persons elected as Class III directors to the Company to serve until the Annual Meeting of Shareholders to be held in 1999.

      Class  I directors are Messrs. David A. Melman, Arthur
W. Hummel, Jr., and Sir Michael Palliser, whose terms expire at the 1997 Annual Meeting of Shareholders and Class II directors are Messrs. Marsden W. Miller, Jr. and Francis J. Reinhardt, Jr., whose terms expire at the 1998 Annual Meeting of Shareholders. Mr. Edmund McIlhenny, a Class II director, resigned effective June 26, 1996.

      The affirmative vote of a majority of the issued and outstanding shares of Common Stock and Series A and Series B Preferred Stock was required to adopt the resolution relating to the approval and adoption of an amendment to Article FOURTH of the Company's Certificate of Incorporation to increase the Company's total current authorized capital stock from 351,200,000 shares to 502,400,000 shares, consisting of 500,000,000 shares of Common Stock, par value $.01 per share, and 2,400,000 shares of Preferred Stock, par value $1.00 per share. The Company was unable to secure sufficient proxies in time in order to approve the resolution so the meeting was adjourned until July 30, 1996, to allow for additional time in which to solicit the required number of votes.

      The adjourned Annual Meeting of Shareholders was held July 30, 1996, at the Lafayette Petroleum Club, 111 Heymann Boulevard, Lafayette, Louisiana, at which a quorum was present, in order to consider and vote upon the approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock and Preferred Stock.

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

3.8 Certificate of Amendment dated June 19, 1995, whereby Article Fourth was amended to increase the number of shares of Common Stock. (N)(i)

3.9 Certificate of Amendment dated July 30, 1996, whereby Article Fourth was amended to increase the number of shares of Common Stock and Preferred Stock. (Q)(i)

3(ii) Amended and Restated Bylaws of the Company as currently in effect. (A)(iii)

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

4.23    Form of Amendment to Certificate of Designation of
        Series B Preferred Stock dated June 30, 1994. (F)(vii)

4.24    Form of Warrant Agreement and Stock Purchase
        Warrant dated January 31, 1995, to purchase 100,000
        shares of Common Stock at an exercise price of $0.75 per share, subject to adjustment, issued to Energy
        Advisors, Inc.  (L)(i)

4.25    Copy of Amendment to Certificate of Designation of
        Series A Preferred Stock dated October 31, 1995. (N)(ii)

4.26    Copy of Certificate of Designation of Series E,
        Cumulative Convertible Preferred Stock dated November
        2, 1995. (N)(iii)

4.27 Form of Purchase Agreement between the Company and each of the Purchasers of Units in the Regulation S
        Unit Offering conducted by Rauscher Pierce & Clark with closings as follows:

          December 22, 1995               116 Units
          March 8, 1996                    34 Units
          April 23, 1996                   30 Units  (O)(i)

4.28 Form of Warrant Agreement between the Company and each of the Purchasers of Units in the Regulation S
        Unit Offering conducted by Rauscher Pierce & Clark, as follows:

        Closing Date           Warrants     Exercise Price
        ------------          ---------    --------------
        December 22, 1995     6,960,000        $0.50
        March 8, 1996         2,040,000        $0.35
        April 23, 1996        1,800,000        $0.35  (O)(ii)

4.29    Form of Warrant Agreement between the Company and
        Rauscher Pierce & Clark in consideration for acting as placement agent in the Regulation S Units Offering, as follows:

        Closing Date           Warrants     Exercise Price
        ------------           --------     --------------

        December 22, 1995       696,000         $0.50
        March 8, 1996           204,000         $0.35
        April 23, 1996          180,000         $0.35  (O)(iii)

4.30    Form of Amendment of Certificate of Designation of
        Series A Preferred Stock dated April 11, 1996. (O)(iv)

4.31    Stock Purchase Agreement between the Company and
        Janz Financial Corp. Ltd. dated August 14, 1996, whereby clients of Janz Financial Corp. Ltd. purchased 2,800,000 units comprised of one share of Common Stock and one warrant to purchase one share of Common Stock in a Regulation S transaction.*

4.32 Form of a series Stock Purchase Warrants issued to Janz Financial Corp. Ltd. dated August 14, 1996, entitling the holders thereof to purchase up to 3,080,000 shares of Common Stock at $0.25 per share on or before August 13, 2001.*

4.33    Stock Purchase Agreement between the Company and
        Provincial Securities Ltd. dated August 16, 1996, whereby Provincial purchased 1,500,000 shares of Common
        Stock in a Regulation S transaction.*

4.34    Stock Purchase Warrant issued to Terrenex
        Acquisitions Corp. dated August 16, 1996, entitled the holder thereof to purchase up to 300,000 shares of Common Stock at $0.25 per share on or before December
        31, 1998.*

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

10.38   Form of Sale of Mineral Servitude dated June 18,
        1996, whereby the Company sold its 75 percent mineral interest in the Phoenix Lake Tract to the Stream Family
        Limited Partners and Virginia Martin Carmouche Gayle. (Q)(ii)

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

(P) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed
     May 15, 1996, where it appears as Exhibit 10.37.

(Q) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed
     August 14, 1996, where it appears as (i) Exhibit 3.9 and (ii) Exhibit 10.38.

(b)     Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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

Date: November 14, 1996