Form 10-K
period 1996-12-31
XCL LTD
filed 1997-04-15
CIK 720676

The following items were the subject
                        of a Form 12b-25 and are included herein:
                                  Items 1 through 14 and Exhibits
=================================================================
                  Securities and Exchange Commission
                      Washington, DC  20549
                 -------------------------------
                            FORM 10-K

                 ------------------------------
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996 or

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to
           __________________

                 Commission file number 1-10669
                 -------------------------------
                            XCL Ltd.
     (Exact name of registrant as specified in its charter)
                --------------------------------
          Delaware                             51-0305643
     (State or other jurisdiction of  (I.R.S. Employer Identification No.)
      incorporation or organization)

     110 Rue Jean Lafitte
     Lafayette, Louisiana                              70508
     (Address of principal executive offices)       (Zip Code)
                    -------------------------
 (Registrant's telephone number, including area code)   318-237-0325

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value           American Stock Exchange
----------------------------           -----------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

      The  aggregate  market value of the voting  stock  held  by
nonaffiliates   of  the  registrant  on  April  14,   1997,   was
approximately $51,635,346.19.

      293,633,340 shares Common Stock, $.01 par value were outstanding on April 14, 1997.

               DOCUMENTS INCORPORATED BY REFERENCE
                              None
-----------------------------------------------------------------

                        TABLE OF CONTENTS

                             PART I
                                                       Page
Item 1. and Item 2. Business and Properties
General
The Zhao Dong Block
United/XCL Lube Oil Joint Venture
Coalbed Methane Project
U.S. Exploration and Production Activities
Oil and Gas Reserves
Production, Sales and Cost Data
Oil and Gas Acreage
Drilling Activity
Well Data
Other Domestic Properties
Title to Properties
Markets
Competition.
Certain Risk Factors Relating to the Company and the Oil and Gas
Industry
Environmental Matters
Employees
Premises
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

                             PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters
Item 6.  Selected Financial Data.
Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.
Item 8.  Financial Statements and Supplemental Data.
Item 9.  Changes in and Disagreements on Accounting and
Financial Disclosure

                            PART III

Item 10.  Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K.
Other Matters
Signatures
Glossary of Terms


                             PART I

      This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report, including, without limitation, those regarding the Company's financial position, business strategy, budgets, reserve estimates, development and exploitation opportunities and projects, behind-pipe zones, classification of reserves, projected financial, operating and reserve data and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in "Certain Risk Factors Relating to the Company and the Oil and Gas
Industry," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report including, without limitation, in conjunction with the forward-looking statements included in this Annual Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by the Cautionary Statements.

Item 1.  and Item 2.   Business and Properties .
------------------------------------------------

     See the Glossary of Terms attached hereto for definitions of certain commonly used industry terms. The Company operates through several wholly owned subsidiaries. Accordingly, all references herein to the Company or XCL include such subsidiaries.

General
-------

      XCL Ltd. (together with its consolidated subsidiaries, the "Company" or "XCL") is engaged principally in the exploration for and the development and production of crude oil and natural gas. Based on the initial success of its first project in The People's Republic of China ("China"), an exploration and production joint venture with China National Oil and Gas Exploration and Development Corporation, a Chinese governmental agency ("CNODC") on the Zhao Dong Block in the shallow-water sea area of the Bohai Bay effective May 1, 1993, the Company's growth strategy is to expand its participation in the Chinese energy industry by continuing to explore and develop the Zhao Dong Block and by selectively entering into additional energy related joint ventures. This strategy is the result of the Company's opinion that China (i) has extensive undeveloped energy resources, (ii) is experiencing and will continue for the foreseeable future to experience high growth in demand for energy and (iii) has a policy of encouraging foreign participation in the development of its energy resources. The Company believes, as evidenced by its own experience in China, that Chinese policy offers opportunity for participation by independent oil and gas companies in the development of the Chinese energy business. Additionally, the Company believes, because of its early success in China, that it has an excellent relationship with the Chinese authorities in charge of the development of China's energy resources and that the Company can, therefore, be competitive in China. In March 1994, the Company farmed out a one-third interest in the Foreign Contractor's (as defined) interest, subsequently increased to 50%, to Apache Corporation ("Apache"). See "The Zhao Dong Block" commencing at page 4 for a description in greater detail of the Company's business and its interest in the Zhao Dong Block.

      In furtherance of the Company's objective of expanding its involvement in the Chinese energy business and developing its relationships with the Chinese authorities responsible for the development of China's energy resources, on July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to engage in the manufacturing, distribution and marketing of lubricating oil in China and southeast Asian markets. See
"United/XCL Lube Oil Joint Venture" on page 12. Also, the Company on December 14, 1995, signed a Memorandum of Understanding with the China National Administration of Coal Geology ("CNACG"), pursuant to which the parties have commenced cooperation for the exploration and development of coalbed methane in two areas in China. See "Coalbed Methane Project" on page 12.

      Before 1993, the Company operated primarily in the Gulf Coast area of the United States. XCL Ltd., formerly The Exploration Company of Louisiana, Inc., is the successor to a Louisiana corporation of the same name which was incorporated in 1981.

The Zhao Dong Block
-------------------

     Geology and Geophysics
     ----------------------

     The Zhao Dong Block extends from the shoreline of the Dagang Oil Field on Bohai Bay to water depths of approximately 5 meters and encompasses approximately 197 square kilometers (approximately 48,677 gross acres). The Company believes that a portion of the Zhao Dong Block represents the seaward extension of the Dagang oil field complex. According to information provided by Chinese sources, the Dagang oil field complex is one of China's largest oil fields, with cumulative production in excess of 700 million barrels of oil and, based on information furnished by Chinese authorities which the Company believes is reasonable, has an estimated ultimate recovery of more than one billion barrels of oil.

      The geology of Bohai Bay is similar in many respects to the U.S. Gulf Coast, with Tertiary formations contributing a major portion of the production. The sediments in Bohai Bay are, however, non-marine and oil prone as opposed to open marine and gas and condensate prone sediments found in the U.S. Gulf Coast. Interpretation of seismic and subsurface data appears to indicate the presence of a thick, structured sedimentary section in the contract area with the possibility of excellent source rock indicated by its proximity to producing fields.

     Historical Seismic
     ------------------

      Shallow water and transition zone seismic crews acquired seismic data in and around the Zhao Dong Block between 1986-1988. The Company's initial evaluation of the Zhao Dong Block involved the reprocessing of approximately 721 kilometers (448 miles) of this seismic data. While the original processing was fair in reflection and continuity it was dramatically improved by the
Company's reprocessing for use in both structural and stratigraphic interpretation. To date a total of 390 kilometers (242 miles) of new seismic data has been shot over the Zhao Dong Block and 721 kilometers (448 miles) reprocessed for a total of 1,111 kilometers (690 miles).

      The following is an overview of the seismic programs by year:

     1993 Seismic
     ------------

     Seismic acquisition initiated by the Company in late 1993 was shot for the Company by Dagang Geophysical, a Chinese seismic acquisition company, to delineate the structural styles mapped on the original seismic data. The Company had already reprocessed 721 kilometers of historic data covering the Zhao Dong Block. To fulfill part of the initial seismic acquisition requirements, the Company acquired 9 lines (120 kilometers) of new seismic data. This data was used to extend existing lines, check navigation accuracy, provide additional structural and stratigraphic data, and tie-in existing well control.

     1994 Seismic
     ------------

     Beginning in early 1994, the Company acquired 102 kilometers of new data which fulfilled the initial seismic acquisition requirements under the Company's agreement with CNODC. The purpose of this shooting was to infill the existing seismic base already shot and further delineate leads. This acquisition was also shot by Dagang Geophysical.

     1995 Seismic
     ------------

     Beginning in early 1995, the Company and Apache acquired and processed twelve 30-fold stock seismic lines (168 kilometers) of new seismic also shot by Dagang Geophysical. Four lines were for additional dip information, three lines were to extend appraisal and wildcat well data, and the remaining lines to delineate the "E" segment and shallow water near shore area of the "F" segment.

     Drilling Results
     ----------------

      Mapping of seismic events on shallow, medium and deep reflectors delineated lead areas with possible prospect potential. Wildcat drilling on the Zhao Dong Block from this seismic analysis has resulted in two successful discoveries along the Zhao Bei fault system. Appraisal tests have delineated the downthrown "C" closure and have partially delineated the aerial extent of the upthrown "D" closure. Geological formations found to contain hydrocarbons are the Lower Minghuazhen Formation, the Guantao Formation and Shahejie Formation.

      The following is an overview of the drilling programs by year:

     1994 Drilling
     -------------

           Zhao Dong C-1. The Zhao Dong C-1 was spudded in April 1994, and was drilled to a depth of 9,843 feet. The C-1 was the first of three planned Phase I wildcat wells drilled on the Zhao Dong Block. Oil was tested in two Pliocene sands (Lower Minghuazhen Formation) from perforations shot between 4,278 feet and 4,462 feet. Results yielded a combined test rate of 2,160 barrels of oil per day with no water. Total net pay for the zones tested was 97 feet.

           Zhao Dong C-2. The Zhao Dong C-2 appraisal well was spudded and drilled to a total depth of 7,134 feet in October 1994 and tested four intervals. The combined rate of individual tests from three of these zones was 3,640 barrels of oil per day with no water from perforations between 4,267 feet and 4,481 feet. Total net pay for the zones tested was 47 feet. This appraisal well was successful in confirming the Zhao Dong C-1 discovery.

     1995 Drilling
     -------------

           Zhao Dong C-2-2. The C-2-2 appraisal well was drilled directionally to a total measured depth of 5,625 feet (5,034 feet true vertical depth) in April 1995. The prospective sands in the Minghuazhen were shaled out and the well as plugged back and sidetracked as the C-2-2A.

           Zhao Dong C-2-2A. Upon plugging and abandoning the bottom section of the C-2-2 well, the C-2-2A sidetracked well was drilled structurally updip of the original wellbore. This sidetrack was drilled to a total measured depth of 5,084 feet (4,956 feet true vertical depth). Although the Minghuazhen prospective section was present and not shaled out, the objective sands were wet and the well was plugged and abandoned.

           Zhao Dong D-1. Exploration drilling continued in 1995 with the spudding of the D-1 wildcat well designed to test for Buried Hill potential in the Ordovician carbonates. The well reached a total depth of 8,784 feet in June 1995. This wildcat was unsuccessful in finding hydrocarbon potential in the Ordovician carbonates; however, it was successful in discovering oil in the Lower Minghuazhen Formation proving this shallower section to be productive upthrown to the Zhao Bei fault system. Drill-stem testing confirmed the presence of hydrocarbons with an initial test rate of 1,109 barrels of oil per day from perforations 4,185 feet to 4,205 feet. The net pay for this zone was 20 feet.

           In addition to this productive sand, another 15 sands ranging from Pliocene Minghuazhen to Permian in age (3,523 feet to 6,268 feet) were found to have hydrocarbon shows in mudlogs and/or sidewall cores. One Permian sand tested water with a trace of 30 degree gravity oil and one Minghuazhen sand tested water with 2 percent oil. As stated, the D-1 well was designed primarily to test deeper Paleozoic objectives. It was not located at a structurally optimum position for the shallower sands where the hydrocarbons occurred, but rather on the eastern edge of the C-D structural complex. The fact that this well tested 1,109 barrels of oil per day from one sand, tested water with smaller amounts of oil from two other sands, and had shows in numerous additional sands suggests its proximity to the limits of a significant oil accumulation. The D-2 well (discussed below) was designed to appraise the D-1 discovery at a position interpreted to be structurally higher. An analogy is observed in the northern area of the C wells where the structural advantage of the C-3 well found seven sands productive as opposed to three and two sands productive in the structurally lower C-2 and C-1 wells, respectively. The C-1 and C-2 wells did, however, have oil shows in several sands which were found productive in the C-3.

           Zhao Dong C-3. The Zhao Dong C-3 appraisal well was drilled in July 1995, reaching a total depth of 6,773 feet. The original proposed depth of the C-3 was 5,004 feet. Analysis of geological information during drilling showed the well to be high structurally to both the C-1 and C-2 wells, thus drilling continued to test the Shahejie Formation until the Zhao Bei fault was crossed at approximately 6,595 feet. Eight different sands had drill-stem tests taken in the C-3 appraisal well. Cumulative rate potential was 5,830 barrels of oil per day and 460 Mcfd from seven sands. One Shahejie sand tested oil at a rate of 1,356 barrels of oil per day until water production began. Initial analysis of this test data indicates water was coned due to pressure draw down during testing. This well illustrated that the Shahejie Formation sands are oil productive with significant appraisal and exploration potential both in the C-D Field and over much of the undrilled portion of the Zhao Dong Block. Total net pay for the zones tested was 143 feet. Initial seismic stratigraphic analysis indicates additional lacustrine fan systems could be present downdip.

     1996 Drilling
     -------------

           Zhao Dong D-2. The Zhao Dong D-2 appraisal well was spudded in November 1996 and drilled to a total depth of 7,501 feet (6,180 feet true vertical depth). This well was drilled on an upthrown fault closure approximately 1.5 kilometers west of the D-1 discovery well. It was designed to test the Minghuazhen (Pliocene) and Guantao (Miocene) sands upthrown to the Zhao Bei fault system and structurally high to the D-1 well which had one productive sand (1,109 barrels of oil per day) and numerous sands with shows in this interval. In addition, the well was planned to test
     the   Shahejie   (Oligocene)  formation  downthrown   to   a
     bifurcated fault of the same Zhao Bei fault system. The D-2 well tested five intervals (six drill stem tests) in the Minhuazhen and Guantao formations at a combined rate of 11,571 barrels of oil per day from perforations 3,285 feet
     (3,277  feet true vertical depth) to 5,445 feet (4,950  feet
     true  vertical  depth).   The  well  confirmed  the  lateral
     productivity of several sands previously seen productive and also established production in several new sands in the
     Guantao  formation.   The Guantao  is  one  of  the  primary
     producing  formations  in the more  than  1  billion  barrel
     onshore  Dagang  Field.   This well also  demonstrated  much
     higher initial flow rates without the need for artificial lift. One zone flowed 4,370 barrels of oil per day with 774 Mcf of gas and a second zone flowed 2,472 barrels of oil per day with 168 Mcf of gas. The sands seen productive in the D-2 well appear to be present over the entire area and add significantly to the overall potential of the C-D Field as well as the rest of the Zhao Dong Block.

     Current Drilling
     ----------------

          Zhao Dong F-1. The F-1 wildcat well is currently being drilled with the intention of testing approximately 1,800 feet of Shahejie section at an optimum location for regional deposition of the Shahejie deep water lacustrine sand systems and on an excellent structural closure. The well is being directionally drilled from a drill pad constructed at the shoreline and was spudded in October 1996. Primary objective intervals for the well are the Shahejie Formation at 8,200 feet (true vertical depth) and the Pre-Tertiary Formation at 10,168 feet (true vertical depth).

     Exploration Potential
     ---------------------

      According to H.J. Gruy and Associates, Inc., independent engineers, in addition to the C-D Field, 26 other prospective areas with exploratory potential have been identified by reconnaissance seismic surveys on the Zhao Dong Block. The seismic data over the prospective areas have been analyzed and the potential reserves of each prospect have been determined.

      Future Drilling Plans. The Company, Apache and CNODC have discussed and preliminarily approved the drilling of four exploration wells during the 1997 drilling season and the undertaking of a 3-D seismic program. One of these wells is an appraisal well to be drilled in the D segment and three have been approved as wildcat wells, one in the D segment and two in the C segment.

     3-D Seismic Program. A 3-D seismic program is planned during 1997-1998. The program is being designed to cover most of the Zhao Dong Block for purpose of delineating development well locations in the C-D Field and better defining the exploration prospects on the remainder of the Block. The 3-D seismic program is estimated to cost approximately $7 million, of which the Company's share is $3.5 million.

     Zhao Dong D Segment (Appraisal Well). This location will be drilled north of the 1995 D-1 discovery well and east of the recently completed D-2 well which tested five intervals at 11,571 barrels of oil per day. The new well will be designed to test all sands seen productive in the D-2 well and to appraise the extent and continuity of those reservoirs. The proposed total depth is estimated to be 5,900 feet.

     Zhao Dong D Segment (Wildcat #1). This wildcat well will be located approximately 1.5 kilometers south of the D-1 discovery and will test a four-way dip structural closure. The well is prospective for all sands which have been seen productive in previous wells plus additional sands, many of which had oil shows in the D-1 and D-2 wells. The proposed total depth is 6,560 feet.

     Zhao Dong C Segment (Wildcat #2). This wildcat well will be located approximately 2 kilometers northeast of the C-1 well, XCL's initial Zhao Dong Block discovery. This well will test on a faulted four-way dip structure all sands previously found productive on the Block plus it will be drilled deeper to test the Ordovician Carbonate section ("Buried Hills"). This is the section found productive in 1996 by Kerr-McGee north of the Zhao Dong Block and is one of the primary producing zones in northeastern China. The total depth of this well will be approximately 8,860 feet.

     Zhao Dong C Segment (Wildcat #3). This wildcat well will be located along the Zhao Bei Fault approximately 3 kilometers southwest of the recently successful D-2 well. It will be prospective in both four-way dip and fault closures for all sands seen productive in the D-2 well plus other sands which had oil shows in the D-1, D-2, D-3 and C-3 wells. In addition, the well will be designed to test the deeper Shahejie sands downthrown to the main Zhao Bei Fault. The
     Shahejie is a major producing interval onshore and was productive in the C-3 well at a high flow rate from one sand. The proposed total depth will be approximately 7,200 feet.

     Development Plans
     -----------------

      A development program for the C-D Field (the "Development Program") has been designed by an independent engineering consultant for XCL to provide for oil to be produced from several production platforms, from each of which as many as eighteen production and water injection wells will be drilled. Reservoir pressure maintenance through water injection will be utilized from the beginning of production. It is planned that oil production will be transported to the nearby Chinese port of Tanggu, from which it will be exported or sold to purchasers within China. All sales will be based on world prices and paid for in U.S. dollars or other fully convertible currency.

     Assuming that CNPC exercises its right to participate in the C-D Field, development costs will be paid 51% by CNPC and 24.5% by each of XCL and Apache. (See "Apache Farmout" below.) CNPC has indicated that it intends to participate to the full extent of its 51% share of such costs, although it does not have to contractually commit itself to do so until 30 days after the Foreign Contractor (XCL and Apache as a group working through a participation agreement) has declared the C-D Field commercial. It is anticipated that the C-D Field will be declared commercial upon final submission of a development plan for approval by the Chinese government. Such submission is anticipated for summer 1997.

      The Development Program has been designed, and costs have been estimated for XCL by a third party engineering firm, based on bids from contractors and equipment suppliers. Platforms and drilling equipment are planned to be constructed in either the U.S. Gulf Coast area or in China pursuant to, in most cases, fixed cost contracts and subject to United States construction standards and quality control.

      The initial phase of the Development Program is designed to produce the oil reserves presently classified as proved by the Company's independent engineers (45 million barrels). The Company believes the C-D Field contains significant additional reserves. The Development Program includes expansion plans to produce any such additional reserves.

       The estimated gross cost of constructing an initial production platform and drilling eight producing wells and two water injection wells, including the cost of the platform, pipelines, barges, barge loading facilities and drilling and completing the wells, is $65 million. (Such activities are hereinafter referred to collectively as "Phase I of the Development Program.") XCL's share of the costs of Phase I of the Development Program is projected at $16 million. As soon as the Phase I platform is placed on production, the Development Program will proceed to Phase II.

      Phase II of the Development Program for the existing proved oil reserves will involve constructing and installing additional production platforms, and the drilling of additional production and water injection wells and related equipment. Phase II is estimated to cost a total of $100 million, of which XCL's share of the costs will be $24.5 million.

      XCL presently projects that Phase I of the Development Program will be completed to allow for the commencement of production in the fourth quarter of 1998, with estimated peak production of approximately 22,000 barrels of oil per day being achieved from existing proved reserves in the year 2000 after Phase II of the Development Program is completed.

      The F-1 exploratory well is presently being drilled from an onshore drilling pad. If successful, production from the well could commence in 1997 because offshore facilities will not be required. Although Apache is paying XCL's share of the costs of the F-1 well, because of cost sharing provisions in both the Production Sharing Agreement with CNODC and the Apache participation agreement, XCL expects to initially receive approximately 45% of the production from the well until XCL has received approximately $20 million.

     Production Sharing Agreement Summary
     ------------------------------------

       The Company acquired the rights to the exploration, development and production of the Zhao Dong Block by executing a Production Sharing Agreement with CNODC, effective May 1, 1993 (the "Contract"). The Contract obligates the Foreign Contractor to pay for all exploration costs. Under the Contract, if a commercial discovery is made, and if CNODC exercises its option to participate in the development of the field, all development and operating costs and related oil and gas production will be shared up to 51 percent by CNODC and the remainder by the Foreign Contractor.

     The Contract includes the following additional principal terms:

     The Contract may not continue beyond 30 consecutive contract years and is basically divided into three periods: the "Exploration period", the "Development period" and the "Production period." Work to be performed and expenditures to be incurred during the Exploration period, which consists of three phases totaling seven contract years from May 1, 1993, are the exclusive responsibility of the Foreign Contractor. The Foreign Contractor's obligations in the three Exploration phases are as follows:

          1.   During   the   first  three  years,  the   Foreign
               Contractor is required to drill three wildcat wells, perform seismic data acquisition and processing and expend a minimum of $6 million (The Foreign Contractor has drilled two wildcat wells, satisfied the seismic acquisition and processing and the minimum expenditure requirements and has received an extension allowing the drilling of the third wildcat well during the first year of the second exploration phase. Upon completion of drilling, logging and, if applicable, testing of the F-1 well, the first phase commitments will have been met.)

          2. During the next two years that began May 1, 1996, the Foreign Contractor is required to drill two wildcat wells, perform seismic data acquisition and processing and expend a minimum of $4 million. (The Foreign Contractor has elected to proceed with the second phase of the Contract. The
               seismic    data    acquisition   and    processing
               requirement for the second phase has been satisfied the minimum expenditure requirement (including a carryover from the first phase.)

          3.   During  the two years beginning May 1,  1998,  the
               Foreign  Contractor  is  required  to  drill   two
               wildcat wells and expend a minimum of $4 million.

          4. Work performed and expenditures incurred in any exploration phase in excess of the minimum requirements for such phase will be credited against the minimum work and expenditure requirements for the next phase.

      The Development period for any field discovered during the Exploration period commences on the date of approval by the Ministry of Energy of the development plan for an oil and/or gas field. The Production period of any oil and/or gas field in the area covered by the Contract ("Contract Area") shall be a period of 15 consecutive years (each of 12 months) commencing, for each field, on the date of commencement of commercial production as determined under the Contract. Prior to the commencement of the Production period, during the Development period, oil and gas may be produced and sold during a long term testing period.

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

      The Contract may be terminated by the Foreign Contractor at the end of each phase of the Exploration period, without further obligation. Such a termination would require the concurrence of XCL.

      While the Contract requires the Foreign Contractor to pay all exploration costs, CNODC has the option to participate for up to a 51 percent interest in the Development and Production periods, paying its corresponding share of development and operating costs and receiving the same percentage of oil and gas production, subject to royalty payments, cost recovery and other adjustments as set forth below.

      Operating costs incurred after the date of commencement of commercial production for any given calendar year for an oil field shall be recovered by the parties, in kind, out of 60 percent of the oil production from the field during such year. Unrecovered costs are carried forward to the next calendar year. Exploration costs in the Contract Area shall be recovered by the Foreign Contractor, in kind, out of 60 percent of the oil production from the Contract Area remaining after the recovery of operating costs and development costs for any field, plus deemed interest at 9 percent, shall, after recoupment of exploration costs, be recovered in kind out of the production remaining in its 60 percent of the production from such field. Natural gas shall be allocated in conformity with the general principles for crude oil, but the percentages of the allocation shall be adjusted in light of actual conditions so the Foreign Contractor shall obtain a reasonable economic benefit.

     Annual gross production ("AGP") of each oil and gas field in the Contract Area determined separately shall be allocated in kind in the following sequence and proportions:

          1. Five percent (5%) of AGP shall be used to pay the Chinese taxes.

          2. Determined on a field-by-field basis, the Chinese government shall receive a sliding scale royalty calculated as follows (as amended by the Ministry of Finance and State Taxation Bureaus effective January 1, 1995):

               Metric Tons of Annual
               Crude  Oil  Production (1)           Royalty Rate
               ----------------------               ------------

               Less than or equal to                    1,000,000
               Exempt
               1,000,000 to 1,500,000                       4%
               1,500,000 to 2,000,000                       6%
               2,000,000 to 3,000,000                       8%
               3,000,000 to 4,000,000                       10%
               Over 4,000,000                          12.5%
          ---------------
          (1) One metric ton is roughly equivalent to seven barrels of crude oil.

          3. 60 percent of AGP shall be deemed "cost recovery oil" and shall be used to recover costs incurred by the parties, first for the recovery of operating costs, and then for the recovery of exploration and development costs (including deemed interest), in that order. Such cost recovery oil is not subject to the royalty due the Chinese government.

          4. The remaining amount of AGP after recovery of operating costs, exploration costs and development costs (including deemed interest) shall be deemed "remainder oil" and shall be further divided into "allocable remainder oil" and "Chinese share oil." "Allocable remainder oil" is calculated for each field based upon a sliding scale formula relating to the amount of production for a year from such oil field, and is shared by the parties in proportion to their respective interests. All oil remaining after the above allocations are effected is designated "Chinese share oil" and shall be allocated to CNODC or other Chinese government designee.

     The Contract is administered by a Joint Management Committee comprised of an equal number of representatives designated by the Foreign Contractor and CNODC. Disputes must first be resolved through negotiation and then through arbitration (although CNODC may have the right to seek resolution of the dispute in Chinese courts). It should also be noted that there is no waiver of sovereign immunity by CNODC in any proceedings commenced in China. If the parties agree, arbitration will be conducted by the China International Economic and Trade Commission in accordance with its provisional rules. In the event the parties fail to agree on such arbitration, the dispute may be arbitrated before a panel of three arbitrators, one each appointed by each of the parties and the third appointed by the two arbitrators so designated (or failing such appointment, by the Arbitration Institute of the Stockholm Chamber of Commerce, Sweden). The arbitration panel shall conduct the arbitration in accordance with the rules of the United Nations Commission on International Trade Law of 1976 (subject to the rules expressly provided in the Contract). Any award shall be final and binding on the parties.

     The Production Sharing Agreement is governed by Chinese law.

     Apache Farmout
     --------------

      In March 1994, by means of a participation agreement (the "Participation Agreement"), the Company farmed out a one-third interest in the Foreign Contractor's interest in the Zhao Dong Block to Apache in exchange for certain cash payments and Apache's agreement to assume its pro rata share of expenditures and liabilities with respect to the exploration and development of the Zhao Dong Block. As required by the Participation Agreement, in June 1994, Apache and the Company entered into a Joint Operating Agreement (the "Operating Agreement") relative to the operations on the Zhao Dong Block. To further reduce the Company's exploration capital requirements and accelerate the development of the Zhao Dong Block, the Company and Apache entered into an agreement on May 10, 1995 (the "Second Participation Agreement") pursuant to which Apache increased its interest in the Contract to 50 percent of the Foreign Contractor's interest, obligated itself to pay 100 percent of the costs to drill and test four exploration wells (the "Carried Wells") and assumed operatorship of the Zhao Dong Block. The drilling and testing of the C-3, D-1, D-2 and F-1 wells will satisfy the four Carried Wells. All of these wells have been drilled and tested with exception of the F-1 well which is presently drilling under a turnkey contract. Also the Company waived certain payments due it under the Participation Agreement. The amounts advanced by Apache for the Company's share of the Carried Wells are recoverable from a portion of the Company's share of cost recovery revenues from Zhao Dong Block. In addition, Apache obligated itself to pay the Company 16.667 percent of the value of the recoverable proved reserves attributable to the portion of the Zhao Dong Block delineated by the drilling of the C-1 and C-2 and C-3 wells, the combined area designated in the agreement as the "C Field," all as agreed to by the Company and Apache in the Second Participation Agreement. Payment for this purchase will be computed in accordance with evaluation methodology as set forth in the Second Participation Agreement and made to the Company from time to time as each segment of the field is placed on production in order to insure that the Company will receive the full market value of the 16.667 percent interest.

     All future exploration expenditures in excess of the Carried Wells will be borne 50 percent by each the Company and Apache. Under the Operating Agreement, approval of a successor operator requires the vote of not less than 55 percent of the Foreign Contractor's interest; if the operator reduces its participating interest to less than 25 percent, the Operating Committee shall vote on whether a successor operator should be named. The appointment of a successor or replacement operator requires government approval. CNODC had the right to become operator of production operations in certain circumstances described in the Contract.

      All work under the Contract must be pursuant to a work program and budget approved by the Joint Management Committee. Each year, the Operating Committee must submit a proposed work program and budget to the Joint Management Committee. Operating Committee approval of this work program and budget requires the vote of not less than 55 percent of the Foreign Contractor's interest. If 55 percent of the Foreign Contractor's interest does not vote in favor of a proposed work program and budget, the operator must submit the minimum work program and budget necessary to meet the contractual obligations of the Foreign Contractor under the Contract.

       Under   the  Participation  Agreement  and  the  Operating
Agreement, Apache and the Company each has a right of first refusal with respect to any sale or transfer of interest in the Foreign Contractor's share of the Contract. In addition, under the Participation Agreement, Apache and the Company each has a right of first refusal with respect to the sale of 50 percent or more of outstanding voting capital stock of their respective subsidiaries party to the Contract and the Participation Agreement. In addition, each party has the option to purchase the other party's interest in the Contract upon the occurrence of certain "option events." Option events include the failure of more than twice in one year to pay sums due under the Operating Agreement, after receiving written notice of default and failing to cure within any applicable cure period provided by the Operating Agreement (if nonpayment is the subject of dispute and arbitration under the Operating Agreement, it does not constitute a "failure to pay" until an arbitral decision is rendered against the nonpayor), the inability of a party to pay its debts as they fall due or a final unappealable order by a court of competent jurisdiction liquidating the party or appointing a receiver to take possession of all of the party's assets, the transfer of more than 49 percent of the voting shares of Apache or XCL-China by the respective parents, or certain other defaults under the Operating Agreement or the Contract. The consideration to be paid on the exercise of the option to purchase is the fair market value of the interest assigned. If the parties cannot agree on the fair market value of the interest, it is to be determined by arbitration. This option runs only to the benefit of Apache and XCL-China and may not be transferred by either of them to any third party.

      On April 10, 1997, the Company paid to Apache $3,114,700 representing all amounts that the company believes are due Apache for charges under the Joint Operating Agreement. Apache invoices total $979,790 greater than the amount paid. The Company has disputed the additional amounts and has submitted the dispute to arbitration as provided for in the Joint Operating Agreement. The Company is of the opinion, based upon discussions with senior Apache personnel, that the dispute will be resolved to the mutual satisfaction of both parties without resorting to formal arbitration procedures.

United/XCL Lube Oil Joint Venture
---------------------------------

      On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and southeast Asian markets. The joint venture has a 30-year life unless extended. The registered capital of the joint venture is $4.9 million, with the Company to contribute $2.4 million for its 49 percent interest, of which $900,000 has been paid. The Chinese side contributed an existing lubricating oil blending plant in Langfang, China, with a China government appraised value of $2.5 million as its investment for 51 percent of the stock. The registration of the joint venture was approved by Chinese authorities on December 20, 1995, and a business license was issued. The Company's remaining obligation of $1.5 million will be satisfied by a series of payments the next of which is currently due and the last of which is due June 30, 1997. In a letter of intent executed contemporaneously with the contract, the parties have agreed to consider the feasibility of (i) contributing to the joint venture a second existing plant in southwest China and (ii) other projects, including constructing oil terminals on the north and south coasts of China and engaging in upgrading certain existing refineries within China.

      The Langfang plant is located 50 kilometers southeast of Beijing. The facility is built on a 10-acre site and has been appraised on the basis of U.S. Gulf Coast costs at a replacement value of $7.0 million without taking into account the land value. The plant currently produces and markets approximately 2,200 metric tons of lube oil per year. Approximately $1.5 million of the Company's investment is to be allocated to the physical upgrading of the facility including the installation of automated filling lines and packaging systems. Upon completion of the upgrading, the plant's production capacity will be approximately 20,000 metric tons per year, assuming one eight hour shift, five days per week. Additional capacity will be available by adding work shifts and expanding the work week. Further capital improvements estimated to cost $15 million could increase capacity to approximately 100,000 metric tons per year. It is the Company's opinion that an essential element to the success of the lube oil business in China will be the ability to distribute the product. In order to assure adequate distribution of the joint venture's products, the Company has entered into a memorandum of understanding with the Coal Ministry in China which will eventually be reduced to a formal distribution contract. The Coal Ministry operates 125 major integrated distribution centers throughout China and the Company expects to market the joint venture's products through this system.


Coalbed Methane Project
-----------------------

      On March 31, 1995, the Company signed an agreement with the China National Administration of Coal Geology ("CNACG"), pursuant to which the parties will commence cooperation for the exploration and development of coalbed methane in two areas in China. During the study period contemplated by the agreement, the Company will evaluate the properties, after which the parties are expected to enter into a comprehensive agreement, as to the specifically designated areas and, which may provide the basis for coalbed methane development in other areas of China. On December 14, 1995, the Company signed a Memo of Understanding with CNACG to develop a contract for exploration, development and utilization of coalbed methane in the two areas. The March 31, 1995 agreement expired by its terms on December 31, 1996; however, the Company has been informally advised that CNAGC will extend the term of the agreement upon payment of approximately $67,000 currently due for services performed and expenses incurred by CNAGC in connection with this project.

Domestic Properties
-------------------

     U.S. Exploration and Production Activities
     ------------------------------------------

     The Company has sold substantially all of its U.S. producing properties except for an interest in the Berry R. Cox Field ("Cox
Field") in South Texas and is seeking to sell or joint venture its interest.

      The Cox Field, initially discovered in 1986, is located in Webb, Zapata and Jim Hogg Counties, Texas. Present production is associated with numerous deltaic sands of Wilcox age which were expanded across a large growth fault system, resulting in a large rollover anticline. The Company holds a 60% to 100% working interest in 1,265 acres in this field on which there are four producing wells (2.43 net wells). The Company's 1996 annual net sales of natural gas from the Company's interest in these wells was 119,000 Mcf. The December 1996 price for gas sold from such properties was $3.15 per Mcf. The Company will divest itself of these properties upon the resolution of certain litigation
affecting  such  properties.   See "Item  3.  Legal  Proceedings"
below.

     Lutcher Moore Tract
     -------------------

      The Company holds a 62,500 acre undeveloped tract of Louisiana fee property located in Ascension, St. James and St. John the Baptist Parishes (the "Lutcher Moore Tract"). Expressions of interest to purchase the property have been received from several parties and the Company is presently evaluating such proposals with the intent to sell the property.


Oil and Gas Reserves
--------------------

      Proved reserves attributable to the Company's interest for the Zhao Dong Block have been estimated as of January 1, 1997, to be 10,579,000 barrels of oil and no natural gas. All of these reserves are classified as undeveloped in accordance with definitions promulgated by the Securities and Exchange Commission (the "Commission"). The Company's remaining domestic oil and gas properties are now classified as assets held for sale. See "Certain Risk Factors Related to the Company and the Oil and Gas Industry - Reliance on Estimates of Proved Reserves and Future Net Revenues."


Production, Sales and Cost Data
-------------------------------

     The following table sets forth certain information regarding the production volumes, revenues, average prices received and average production costs associated with the Company's sale of oil and gas from properties held for sale for the periods indicated.

                                   Year Ended December 31,
                                   -----------------------
                                   1996      1995     1994
                                   ----      ----     ----
Net Production: (a)
   Gas (MMcf)...................    467      1,474    2,219
   Oil (MBbl)...................      9         19       32
   Gas equivalent (MMcfe).......    522      1,588    2,414

Oil and gas sales ($ in 000's)(b)
   Gas.......................... $  955    $ 1,953  $ 3,664
   Oil and other................    181        527      672
                                 ------     ------   ------
     Total oil and gas sales.... $1,136    $ 2,480  $ 4,336
                                  =====     ======   ======

Average sales price:
   Gas ($ per Mcf)..............   1.84       1.33     1.65
   Oil ($ per Bbl)..............  19.80      19.58    15.76
   Gas equivalent ($ per Mcfe)..   2.18       1.56     1.80

Oil and gas costs ($ per Mcfe):
   Production expenses and taxes   0.74       0.71     0.70

Depreciation, depletion and
  amortization of oil and gas
  properties....................   0.96       1.23     1.25
     ------------
     (a)  Excludes gas consumed in operations.
     (b) Includes plant products recovered from treating and processing operations.

      The following table shows the 1996 production of oil and natural gas liquids and natural gas by major fields. All of the Company's net production was attributable to the Cox Field and the Frenier Field (on the Lutcher Moore Tract).

                                   1996 Net Production
                                   -------------------
                                   (MBbls)   (MMcf)
                                    -----     ----
Field                              Oil  %    Gas   %
-----                              --- --    ---  --
Cox Field.....................     -    -    467   100
Frenier Field.................     9   100     -     -

Oil and Gas Acreage
-------------------

      The oil and gas acreage in which the Company has leasehold or other contractual interest at December 31, 1996, and which are not classified as assets held for sale are summarized in the following table. "Gross" acres are the total number of acres subject to the Production Sharing Agreement. "Net" acres are gross acres multiplied by the Company's fractional share of the costs of production before CNODC's reversionary interest.

                                             Undeveloped
                                             -----------
                                           Gross       Net
                                           -----       ----
The People's Republic of China..........   48,677     24,338


Drilling Activity
-----------------

      The following tables set forth wells drilled by the Company in the periods indicated.

                                         Year Ended December 31,
                                         -----------------------
                                    1996           1995           1994
                                 -----------    -----------    -----------
United States                    Gross   Net    Gross   Net    Gross   Net
-------------                    -----   ---    -----   ---    -----   ---
Exploratory:
    Productive................     -      -        -     -       2    1.0375
    Nonproductive.............     -      -        -     -       -       -
                                 ---    ---      ---   ---     ---    ------
         Total................     -      -        -     -       2    1.0375

Development:
   Productive.................     -      -        1     .2      4    1.0731
   Nonproductive..............     -      -        -     -       -       -
                                 ---    ---      ---    ---    ---    ------
        Total.................     -      -        1     .2      4    1.0731

                                         Year Ended December 31,
                                         -----------------------
                                    1996           1995 (a)        1994
                                 -----------    -----------    -----------
The People's Republic of China   Gross   Net    Gross   Net    Gross   Net
------------------------------   -----   ---    -----   ---    -----   ----
Exploratory:
    Productive................     1      .5       2    1.0      2    1.333
    Nonproductive.............     -      -        1     .5      -       -
                                 ---     ---     ---    ---    ---    -----
         Total................     1      .5       3    1.5      2    1.333

Development:
   Productive.................     -      -        -     -       -       -
   Nonproductive..............     -      -        -     -       -       -
                                 ---    ---      ---   ---     ---    -----
        Total.................     -      -        -     -       -       -

-------------
(a)    Pursuant  to the Second Participation Agreement dated  May
       10, 1995, between XCL and Apache, Apache's interest in the Zhao Dong Block was increased from 33% to 50% of the Foreign Contractor's interest.

Producing Well Data
-------------------

      At  December  31,  1996, the Company  had  interests  in  4 producing gas wells (3.45 net) in the Cox Field, which are included in assets held for sale.

Title to Properties
-------------------

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

      Substantially all of the Company's producing properties, as well as the stock of its major subsidiaries, have been pledged to collateralize borrowings under its Credit Agreement with Internationale Nederlanden (U.S.) Capital Corporation ("INCC") and, on a second mortgage basis, to the holders of the Company's Secured Subordinated Debt Notes due April 5, 2000 ("Secured Subordinated Debt").

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


Markets
-------

      Substantially all of the Company's 1996 gas production from the Cox Field was dedicated to MidCon Texas Pipeline Corp. under contracts dated May 1, 1991, as amended.

      With respect to China, under the terms of the Production Sharing Agreement, the Company has both the right and obligation in each calendar quarter to take and separately dispose of its share of oil produced at the Zhao Dong Block. However, the
Company shall not deliver its oil to prohibited destinations, which are those that infringe on the political interests of China. During 1994, China became a net importer of oil, therefore the Company believes it can sell its share of oil produced in China at world market prices.

Competition
-----------

      The oil and gas industry is competitive in all phases, both domestic and internationally. In pursuing its growth strategy of expanding its participation in the Chinese energy industry, the Company is in competition with the "major" integrated oil companies, national oil companies and other independent oil companies. Although many of these competitors have financial resources greater than those of the Company, management believes based upon its accomplishments to date that the Company is positioned to continue to compete effectively.

Certain Risk Factors Relating to the Company and the Oil and Gas
Industry

     General Industry Risks
     ----------------------

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

     General Exploration and Production Risks
     ----------------------------------------

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

  Additional Financing Required
  -----------------------------

       Considering the Company's working capital deficit, outstanding indebtedness and the capital commitments associated with its business activities in China, the Company projects that it will require substantial additional capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements.

     Foreign Operations
     ------------------

      The Company's future operations and earnings will depend upon the results of the Company's operations in China. There can be no assurance that the Company will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on the Company's financial position, results of operations and cash flows. Also, the success of the Company's operations will be subject to numerous contingencies, some of which are beyond management's control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since the Company is dependent on international operations, specifically those in China, the Company will be subject to various additional political, economic and other uncertainties. Among other risks, the Company's operations will be subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; and changing taxation policies, foreign exchange restrictions, political conditions and governmental regulations.


Developments in Relations between China and  the United States
--------------------------------------------------------------

      Relations between China and the Republic of China on Taiwan have been strained on prior occasions prompting the United States government to publicly criticize China. In addition, the U.S. government has also criticized China's failure to protect intellectual property rights, its record with respect to human rights matters and certain exports of military technology, among other matters. While the Company is unable to predict whether these political developments will escalate tensions to the point that the Company's Chinese operations may become adversely affected, the Company maintains excellent relations with Chinese governmental authorities in charge of the development of China's energy resources and current indications are that neither the Chinese nor the U.S. government is desirous of impairing U.S.- Chinese commercial relations.

  Concentration of Operations
  ---------------------------

     The Company's oil and gas activities are concentrated in the Zhao Dong Block. Because of this concentration, any event which increases costs, limits production, or limits deliverability of oil or natural gas would impact the Company more adversely than if the Company were more geographically diversified.

Reliance on Estimates of Proved Reserves and Future Net Revenues
----------------------------------------------------------------

      There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The historical and projected reserve data included in this Annual Report represent only estimates. In addition, the historical and projected estimates of future net revenue from proved reserves and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from provided reserves and the discounted present value thereof for the crude oil and natural gas properties described in this Annual Report are based on the assumption that the Zhao Dong is developed in accordance with the Company's scheduled Development Program and that future crude oil prices remain the same as crude oil prices at December 31, 1996, with respect to production attributable to the Company's existing interest in the Zhao Dong Block. The Development Program as proposed by the Company has not yet been approved by CNODC or Apache and is subject to refinement and revision. Accordingly, the costs and timing of development could vary from the Development Program that the Company has proposed. However, based on its discussions with Apache and their engineering consultants, as well as the history of Chinese approval of recommendations by Apache and the Company, the Company believes that its current proposed Development Program is a reasonable basis for its projections. The average sales price as of such dates used for purposes of such estimate were $21.06 per Bbl of crude oil with respect to the Company's interests in the Zhao Dong Block. Also assumed is the Company's making future capital expenditures of approximately $41 million in the aggregate, necessary to develop and realize the value of proved undeveloped reserves on the Zhao Dong Block. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth herein.

     Reserve Value Ceiling Test
     --------------------------

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

Environmental Matters
---------------------

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

       The Company currently employs a total of 23 people (including executive officers). None of the employees of the
Company  or  its  affiliates  have employment  contracts  or  are represented by collective bargaining agreements. The Company considers its relationship with employees to be satisfactory.

Premises
--------

      On March 31, 1997, the Company sold its office building located at 110 Rue Jean Lafitte, Lafayette, Louisiana, for $900,000. The Company on the same day, entered into a lease with the purchaser for one floor of the two story building for a term of 22 months with an option to extend for an additional eight month period. The outstanding balance of the underlying mortgage as of December 31, 1996 was $652,000, which was repaid in full upon the sale of the building.


Item 3.   Legal Proceedings.
----------------------------

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

      Two groups filed interventions in this matter on March 5, 1993 and March 15, 1993. The first group are nonparticipating royalty owners claiming under the same group of leases as the original plaintiffs. The second group sued under different leases. The interventions were opposed by the original plaintiffs and all defendants. After hearing arguments, the court ordered the interventions stricken on July 14, 1993. During 1994, the first group appealed and the second group filed a new lawsuit. The Company settled the new lawsuit filed by the second group with its share of the settlement being $20,000. During December 1994, the appellate court affirmed the trial court's decision to deny the intervention to the first group. The Company, in March 1995, was named as a third party defendant by the original lessor who had been previously sued by the nonparticipating royalty owners comprising the first group. Management believes that the outcome of the lawsuit will not have a material adverse effect on the Company's financial position or results of operations. The Company intends to defend diligently all claims asserted by the first group in its lawsuit.

      During December 1993, the Company and two of its wholly-owned subsidiaries, XCL-Texas, Inc. and XCL Acquisitions, Inc. were sued in separate law suits entitled Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. Exploration Company of Louisiana, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-
5449); Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. XCL-Texas, Incorporated (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5450); and Ralph Slaughter, Secretary of Department of Revenue and Taxation, State of Louisiana vs. XCL Acquisitions, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5337) by the Louisiana Department of Revenue for Louisiana State corporate franchise and income taxes. The claims relate to assessments for the 1987 through 1991 fiscal years. The aggregate amount of the assessments, including penalties and interest, is approximately $2.5 million. The Company believes that these assessments have been adequately provided for in the consolidated financial statements. The lawsuits are all in their initial stages. The Company has filed answers to each of these suits and intends to defend them vigorously. The Company believes that it has meritorious defenses and has instructed its counsel to contest these claims.

      During April 1994, the Company was sued in an action entitled Kathy M. McIlhenny vs. The Exploration Company of
Louisiana, Inc. (15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 941845). Kathy McIlhenny, former wife of a former director of the Company, has asserted a claim in the aggregate amount of approximately $500,000 in respect of compensation for certain services alleged to have been performed on behalf of the Company and under an alleged verbal employment agreement and, by amendment, asserted a claim for payments arising from purported rights to mineral interests. The Company believes that all such claims are without merit and rejects the existence of any such alleged agreement. Recently concluded negotiations have resulted in a settlement of all claims which will result in an exchange of mutual releases.

       On December 1, 1995, the Company submitted certain accounting disputes to arbitration arising from Apache's operations at the Zhao Dong Block. In the initial submission, the Company disputed certain amounts charged to the Company by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls. Amounts involved in later months' joint interest billings and cash calls were subsequently added to the submission. On April 10, 1997, the Company paid to Apache $3,114,700 representing all amounts that the Company believes are due Apache for charges under the Joint Operating Agreement. Apache invoices total $979,790 greater than the amount paid and the Company has disputed the additional amounts and such amounts are the subject of the above-referenced arbitration. The Company is of the opinion, based upon discussions with senior Apache personnel, that the dispute will be resolved to the mutual satisfaction of both parties without resorting to formal arbitration procedures.

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

      In response to the request by the lessors' counsel, the Company has granted the lessors an extension of time to respond to discovery demands made by the Company to allow sufficient time to pursue settlement of this litigation. The Company believes that any such settlement will not have a material adverse effect on the Company.

      Other than disclosed above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     No matters were submitted to a vote of holders of the Common
Stock during the fourth quarter of the fiscal year covered by this report.

                             PART II
                             -------

Item  5.    Market for Registrant's Common Equity and Related
-------------------------------------------------------------
            Stockholder Matters
            -------------------

Market Price for Common Stock
-----------------------------

      The following table shows the range of closing bid prices, as reported by the American Stock Exchange for the Company's Common Stock for each quarter during 1995 and 1996. The Company's Common Stock commenced trading on the American Stock Exchange ("AMEX") in December 1990, under the symbol "XCL." The Company's Common Stock also trades on The London Stock Exchange Limited ("London Stock Exchange").

                             Common Stock Price Per Share
                             ----------------------------
                                 1996          1995
                                 ----          ----
                             High   Low    High   Low
                             ----   ---    ----   ---
     First Quarter......... $0.44   $0.19  $1.06  $0.50
     Second Quarter........ $0.50   $0.19  $1.06  $0.50
     Third Quarter......... $0.38   $0.13  $0.88  $0.56
     Fourth Quarter........ $0.25   $0.13  $0.63  $0.31

      On  March  31,  1997, the closing price for  the  Company's
Common Stock on the AMEX was $0.25.

      As  of March 31, 1997, the Company had approximately  4,000 shareholders of record with respect to its Common Stock.

      As  of March 31, 1997, there were reserved an aggregate  of
(i) 14,875,334 shares of Common Stock subject to outstanding options; (ii) 17,383,044 shares issuable upon conversion of the Company's outstanding Series A Preferred Stock; (iii) 41,202,263 shares issuable upon exercise of the Company's outstanding warrants; (iv) 14,940,244 shares issuable upon redemption of the Company's outstanding Series B Preferred Stock; (v) 16,000,000 shares issuable upon conversion of the Company's outstanding Series E Preferred Stock; (vi) 16,000,000 shares issuable upon conversion of the Company's outstanding Series F Preferred Stock;
(vii) 23,200,000 shares reserved for sale to fund working capital for the Company's China projects; (viii) 9,164,640 reserved for sale to fund general working capital requirements of the Company; and (ix) 12,341,546 shares issuable in connection with contractual obligations.

      The Registrar and U.S. Transfer Agent for the Common Stock is ChaseMellon Shareholder Services, L.L.C. with a mailing address of Overpeck Centre, 85 Challenger Road, Ridgefield Park, New Jersey 07660 (telephone 1-800-851-9677), and the name and address of the Company's U.K. transfer agent is Independent Registrars Group Limited, Balfour House, 390/398 High Road, Ilford, Essex IG1 1NQ, England (telephone 181-478-8241).

Recent Sales of Unregistered Securities
---------------------------------------

       The following sets forth all sales of unregistered securities for the past three years. All of the following were private transactions intended to qualify for the exemption from registration afforded by Section 4(2) of the Securities Act between the Company and individuals and/or entities who certified to the Company that they were "accredited investors" as defined under the Securities Act.

     1997
     ----

o On April 10, 1997, in connection with obtaining a loan for XCL-China Ltd. of $2.9 million, the Company granted an aggregate of 9,441,743 warrants to a group of four limited partnerships managed by Kayne Anderson Investment Management, Inc. ("KAIM") (6,186,020); J. Edgar Monroe Foundation (325,580); Estate of J. Edgar Monroe (976,740); Boland Machine & Mfg. Co., Inc. (325,580); and Construction Specialists, Inc. d/b/a Con-Spec, Inc. (1,627,900), entitling such lenders the right to acquire 9,441,743 shares of Common Stock at $0.01 per share, exercisable on or before April 9, 2002. The warrant agreements include a provision that should the Company not have a sufficient number of shares of Common Stock reserved at the time of exercise of the warrants, the warrants are exercisable into a new series of preferred stock which will be created by May 10, 1997, and the shares of which will be reserved for exercise of such warrants. All proceeds of this financing were applied to reduce the Company's indebtedness to Apache incurred in connection with Zhao Dong Block operations.

o On  January 9, 1997, the Company accepted subscriptions for an aggregate of 21,057 shares of Series F Preferred Stock, issued in February to Mitch Leigh (18,448 shares); Abby Leigh (1,731 shares) and Arthur Rosenbloom (878 shares) at $65.00/share, in exchange for $225,000 in cash, cancellation of a consulting agreement between the Company and Mitch Leigh, surrender by Mitch Leigh of Common Stock and Warrants issued in connection with the consulting agreement, surrender by Mitch Leigh and Abby Leigh of rights to acquire units of registered Common Stock and Warrants, surrender of certain registration rights covering 3,000,000 shares; and surrender by Arthur Rosenbloom of certain shares of Common Stock and Warrants issued in connection with compensation for past fundraising activities, surrender of rights to acquire units of registered Common Stock and Warrants and certain registration rights covering 75,000 shares.

o On January 2, 1997, the Company issued 2,328 shares of Series E Preferred Stock to the holders thereof in lieu of a cash dividend totaling $232,002 payable December 31, 1996, calculated
  pursuant  to the terms of the Series E Preferred  Stock.    The
  Series E Preferred Stock has a face value of $100/share.

     1996
     ----

o On November 12, the Company issued 5,330,594 shares of Common Stock to four limited partnerships and four insurance companies whose investments are managed by KAIM; Cumberland Associates; Mr. Terry Dornbush (collectively hereinafter referred to as the "U.S. holders of the Secured Subordinated Debt") in lieu of a cash interest payment due October 1, 1996 and penalty interest through November 12, 1996 totaling approximately $905,000 at $0.2117/share pursuant to the terms of the Notes.

o On October 30, the Company issued 1,500,000 warrants to purchase Common Stock to Arthur Rosenbloom in lieu of $15,000 in cash compensation for past fundraising activities. The warrant is exercisable at $0.25 per share on or before July 30, 2001.

o On October 30, the Company issued 33,125 shares of Common Stock and warrants to purchase an additional 33, 125 shares of Common Stock to Mr. A. Rosenbloom issued in lieu of $14,326 cash compensation. The shares of Common Stock and the warrants were subsequently returned to the Company by the receipient for personal business reasons.

o On October 30, the Company issued 1,325,000 shares of Common Stock and warrants to purchase an additional 2,466,875 shares of Common Stock to Mr. Mitch Leigh in lieu of approximately $580,000 in cash compensation under a consulting agreement dated July 10,
  1996.   In  February  1997, effective October  1996  Mr.  Leigh
  canceled the consulting agreement and returned the above referenced shares of Common Stock and warrants to the Company.

o On July 24, the Company issued 2,218 shares of Series E Preferred Stock to the holders thereof in lieu of a cash dividend totaling $222,180 payable June 30, 1996, calculated pursuant to
  the  terms  of  the Series E Preferred Stock.    The  Series  E
  Preferred Stock has a face value of $100/share.

o On May 16, the Company issued 3,776,285 shares of Common Stock to the U.S. holders of the Secured Subordinated Debt in lieu of cash interest payment due April 1, 1996 and penalty interest through May 5, 1996 totaling approximately $901,000 at $0.2979/share pursuant to the terms of the Secured Subordinated Debt.

o On May 16 and February 9, the Company issued 72,880 shares and 317,264 shares, respectively, of Common Stock to EnCap Investments L.C. representing fees of 4% ($22,775 and $99,145, respectively) earned in connection with a Regulation S unit offering conducted through Rauscher Pierce & Clark. The fee was based on the offering price of $0.3125/share.

o On  February 9, the Company issued 50,000 shares of  Common
  Stock to EnCap Investments L.C. in payment of a fee earned in connection with the acquisition by Apache for an increased interest in the Zhao Dong Block.

o On February 9, the Company sold from Treasury Stock 416,667 units, each unit consisting of one share of Common Stock and one warrant to purchase Common Stock, to Longhorn Partners, at a unit price of $0.30/unit. The warrants are exercisable on or before December 28, 2000 at an exercise price of $0.50 per share.

o On  January  9, the Company issued 307 shares of  Series  E
  Preferred  Stock  in  lieu of cash dividends  of  approximately
  $31,000 payable December 31, 1996. The Series E Preferred Stock has a face value of $100/share.

o On January 5, the Company issued 1,754,133 shares of Common Stock to the U.S. holders of the Secured Subordinated Debt in lieu of a cash interest payment due October 1, 1995, and penalty interest through January 5, 1996 totaling approximately $928,000 at $0.6563/share, pursuant to the terms of the Secured Notes.

o On January 3, the Company sold 4,334 shares of Series E Preferred Stock to several Kayne Anderson Investment Management, Inc. managed accounts, for $65/share of which one-half of the purchase price was paid in cash and one-half in Common Stock of the Company. The Company received cash payments totaling $140,831 and 281,758 shares of unregistered Common Stock.

  1995
  ----
o On  December 29, the Company sold 7,774 shares of Series  E
  Preferred Stock to the J. Edgar Monroe Foundation for a cash payment of $505,343.

o On December 29, the Company sold 2,080 shares of Series E Preferred Stock to two clients of Constitution Management for
  cash totaling $96,250 and 171,500 shares of Common Stock.   One
  client paid for 1,780 shares of Series E Preferred Stock with one-half cash and one-half Common Stock while the second client paid for 120 shares in cash.

o On December 18, the Company sold 11,741 shares of Series E Preferred Stock to several Kayne Anderson managed accounts, for $65/share of which one-half of the purchase price was paid in cash and one-half in Common Stock of the Company. The Company received cash payments totaling $400,834 and 724,703 shares of Common Stock.

o On December 6, the Company sold to John Chandler, from shares of Common Stock reserved for payment to Mr. William Wang, 186,896 shares of Common Stock at $0.35/share. The proceeds of $65,414 were applied in reduction of a receivable due the Company from Mr. Wang.

o During November 1 to 14, the Company sold 18,200 shares of Series E Preferred Stock to several Kayne Anderson managed accounts, for $65/share of which one-half of the purchase price was paid in cash and one-half in Common Stock of the Company. The Company received cash payments totaling $767,625 and 1,618,035 shares of unregistered Common Stock.

o On September 21, the Company issued 50,000 shares of Common Stock and 100,000 warrants to purchase Common Stock to Arthur Rosenbloom in lieu of $22,125 of cash compensation for placing
  3,000,000  units  (described below).   In  February  1997,  Mr.
  Rosenbloom returned these securities with the value of such securities applied to Mr. Rosenbloom's subscription for Series F Preferred Stock issued in February 1997.

o On September 21, the Company sold 75,000 units, each unit comprised of one share of Common Stock and warrants to purchase Common Stock to Arthur Rosenbloom for a purchase price of $32,438 at $0.4325/unit. Mr. Rosenbloom exchanged these securities with the value of such securities applied to Mr. Rosenbloom's subscription for Series F Preferred Stock issued in February 1997.

o On September 21, the Company sold 3,000,000 units, each unit comprised of one share of Common Stock and warrants to purchase Common Stock to Mitch Leigh for a purchase price of $1,297,500 at
  $0.4325/unit.   Mr. Leigh exchanged these securities  with  the
  value of such securities applied to Mr. Leigh's subscription for Series F Preferred Stock issued in February 1997.

o On August 18, by agreement dated June 26, 1995 with the three largest U.S. holders of the Series A Preferred Stock (limited partnerships and insurance companies whose investments are managed by Kayne Anderson Investment Management; Cumberland Associates managed accounts; and T. Rowe Price & Associates) the Company issued an aggregate of 1,720,677 shares of Common Stock in lieu of cash dividends totaling $1,301,355 ($0.7563/share) payable June 31, 1995, and an aggregate of 2,546,184 shares of Common Stock in lieu of cash dividends totaling $1,273,098 ($0.50/share) payable December 31, 1994

o On June 16, the Company issued to the U.S. holders of the Secured Subordinated Debt an aggregate of 1,394,511 shares of Common Stock in lieu of cash interest due April 1, 1995 and penalty interest through June 20, 1996 totaling approximately $913,282 at $0.8146/share, calculated pursuant to the terms of the Secured Notes.

Dividends on Common Stock
-------------------------

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


Item 6.      Selected Financial Data.
-------------------------------------

      The following table sets forth selected financial data of the Company for and at the end of each of the five years ended December 31, 1996. The following table should also be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company set forth in Item 7 and the Company's consolidated financial statements and notes set forth in Item 8.

        (Expressed in Thousands Except Per Share Amounts)

                                                            Year Ended December 31
                                               -----------------------------------------------------
                                               1996(a)    1995(b)    1994(c)     1993 (d)    1992(e)
                                               -------   --------    -------     --------    --------
Results of Operations:
     Oil and gas revenues.................... $  1,136   $  2,480   $  4,336    $  8,499    $  10,551
     Loss before extraordinary item.......... $(12,074)  $(87,837)  $(34,880)   $(15,197)   $(23,983)
     Net loss ............................... $(12,074)  $(87,837)  $(36,622)   $(15,197)   $(23,983)
     Net loss attributable to common stock... $(17,430)  $(92,658)  $(41,529)   $(19,978)   $(29,221)
     Net loss per common and
       common  equivalent share.............. $   (.07)  $   (.38)  $   (.21)   $   (.17)   $   (.28)
     Weighted average common shares
       outstanding...........................  265,573    240,707    198,303      118,996    103,543

Balance Sheet Data:
     Total assets............................ $ 60,864   $ 72,336   $149,803    $157,377    $148,533
     Long-term debt, net..................... $  - (g)   $ 15,644   $ 41,607(f) $ 53,965(f) $  44,195
     Total shareholders' equity.............. $ 11,041   $ 16,900   $ 95,200    $ 84,609    $   87,336

-------------
(a) Includes provision for impairment of oil and gas properties held for sale of $3.85 million and a $2.4 million writedown and a $0.7 million loss on the sale of the Company's investments.
(b) Includes provision for impairment of oil and gas properties of $75.3 million and writedown of other assets and investments of $4.5 million.
(c) Includes provision for impairment of oil and gas properties of $25.9 million and provision for write-down of other assets of $2.2 million and an extraordinary loss of $1.7 million.
(d)  Includes  provision for impairment of oil and gas properties of $8 million.
(e) Includes gain on sale of investment of $2.2 million and provision for impairment of oil and gas properties of $22.4 million.
(f) Includes limited recourse debt of an aggregate $0.7 million and $3.7 million as of December 31, 1994 and 1993, respectively, owed by the Lutcher Moore Group of subsidiaries.
(g) All of the Company's debt ($38.02 million) has been classified as currently due at December 31, 1996.

Item 7.   Management's Discussion and Analysis of Financial
-----------------------------------------------------------
          Condition and Results of Operations.
          ----------------------------------

      The  following discussion and analysis should  be  read  in
conjunction   with   the   accompanying  consolidated   financial
statements, the notes thereto and the supplemental data included in this Annual Report.

General
-------

     Outlook
     -------

      Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

     This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 1997 and beyond, the Company's expectations as to funding its capital expenditures and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

Liquidity and Management's Plans
--------------------------------

      At December 31, 1996, the Company had an operating cash balance of $113,000 and a working capital deficit of $46.7 million, which includes $17.3 million in bank debt, $15.0 million of Subordinated Debt, $5.1 million in limited recourse debt collateralized only by the Lutcher Moore Tract and $0.7 million in institutional debt secured by a first mortgage on the Company's office building. The office building was sold on March 31, 1997 and the mortgage repaid in full.

      The Company has incurred losses in each of its last five fiscal years and anticipates it will continue to do so in fiscal 1997 and 1998 because production from the Zhao Dong Block will not commence until late 1998. As of April 15, 1997 the Company is in the process of offering for sale Units of Senior Secured Discount Notes due 2007 (face amount $70 million, net $56 million) and Common Stock Purchase Warrants (the "Offering"). Concurrently with the Offering, the Company is offering $25 million of units comprised of preferred stock and warrants to acquire Common Stock. Closing of both the offerings are contingent on each other. The successful completion of the Offering, subsequent release of such funds from a cash collateral account, and the sale of domestic properties will enable the Company to meet all of its obligations including (1) certain exploration costs and the Phase I Development Program costs of the Zhao Dong Block, (2) repayment of outstanding debt and (3) payment of all other current liabilities. In the event such Offering is not successful the Company believes other means of obtaining working capital are available based on the estimated future nondiscounted net cash flow of $143 million ($80 million discounted) from proved China reserves, as reported in the independent engineering report of H.J. Gruy and Associates, Inc. The form and timing of these alternatives are not determinable at this time and there can be no assurance they will occur and, if they do occur, would not significantly reduce the future potential revenue from the Company's share of oil revenues. In addition, the Company's efforts to secure additional working capital will be impaired if its Common Stock is delisted from the AMEX. See Note 11.

       Longer term liquidity is dependent on the Company's commencement of production in China and continued access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of the Noteholders and holders of the Preferred Stock should the Offering be successfully completed, or the consent of INCC, the holders of the Company's Secured Subordinated Debt and the holders of Preferred Stock should it not. By shareholder vote on July 30, 1996, the shareholders approved an increase of 150,000,000 authorized shares of Common Stock and 1,200,000 authorized shares of Preferred Stock.

     The Company's Series A Preferred Stock dividend requirements are approximately 2.6 million pounds sterling (U.K.) ($4.45 million) annually and currently insufficient liquidity exists to continue to pay such amounts. The Company declared the Series A Preferred Stock dividend payable June 30, 1995. A portion of this dividend was paid with shares of Common Stock and approximately $900,000 remains to be paid in cash. As the Company was unable to pay this dividend by June 30, 1996, the holders of the Series A Preferred Stock can now demand Board of Director representation. The December 31, 1995 dividend payment on the Series A Preferred Stock was declared payable in additional shares of Series A
Preferred Stock and in March 1997, 63,595 shares of Series A Preferred Stock were issued. The Board of Directors elected not to declare the dividends payable June 30, 1996 and December 31, 1996.

      The Company was, to April 10, 1997, in default under terms of its Credit Facility with INCC and its Secured Subordinated Debt. On April 10, 1997, INCC agreed to forebear taking any action pending the completion of the Offering and release of such funds from a cash collateral account. The proceeds from the Offering are expected to be used to repay such debt. Forbearance has been granted until May 31, 1997 when the Offering is expected to be completed. The Offering proceeds are then to be placed in a cash collateral account and the Forbearance Agreement extended until September 30, 1997. The date of September 30, 1997 was selected because this is the anticipated date when the Joint Management Committee of the Zhao Dong Block is expected to approve the development plan for the C-D Field of the Zhao Dong Block. Because both the INCC Credit Facility and Secured Subordinated Debt are to be repaid from the Offering, each has been classified as currently due.

     By agreement with Apache effective December 13, 1996, the D-
2 well which the Company spudded in November 1996, has been substituted for Apache's obligation to carry the Company on a fourth exploration well. On April 10, 1997, the amount due Apache was further reduced by a payment of $3.1 million leaving a balance due of approximately $979,790, which amount is in dispute and is presently in arbitration. The Company raised the $3.1 million through the placement of promissory notes of XCL-China Ltd. and warrants to acquire Common Stock of the Company with a group of institutional and accredited investors who are currently major shareholders in the Company.

      In  addition to capital commitments to fund the  Zhao  Dong
Block development (estimated to be $63,589,000 to fully develop the C-D Field), the Company has capital requirements for its lubricating oil and coalbed methane projects.

       As  a  result  of  the  substantial  capital  requirements
described   above,  the  report  of  the  Company's   independent
accountants contains an explanatory paragraph regarding the ability of the Company to continue as a going concern.

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

Results of Operations
---------------------

      1996 compared to 1995
      ---------------------

      The Company reported a net loss for 1996 of $12.1 million before preferred dividends of $5.4 million or a total of $0.07 per share compared to a net loss for 1995 of $87.8 million before preferred dividends of $4.8 million or $.38 per share. The net loss for 1996 includes a $3.85 million noncash charge for the provision of impairment of domestic oil and gas properties, classified as assets held for sale. The loss in 1996 also reflects a $2.4 million writedown and $0.7 million loss on the sale of the Company's investments.

      The net loss for 1995 includes a $75.3 million noncash charge for the provision of impairment of domestic oil and gas properties. The carrying amounts of the Company's properties in Texas were written down by $16.5 million during 1995, in order to comply with the ceiling limitation prescribed by the Securities and Exchange Commission ("SEC") principally due to downward revisions in estimated reserves in the second quarter and reduced present values of reserves attributable to delays in scheduled development drilling in the third quarter. During the fourth quarter, to reflect the expected results of its announced program to divest itself of its U.S. oil and gas properties in order to focus its activities in China, the Company recorded an additional $58.8 million noncash write-down to reduce the recorded value of its domestic oil and gas properties to their estimated fair market value. The loss in 1995 also reflects the effects of a $4.5 million write-down of the Company's other assets and investments.

      Earnings per common share are based on the weighted average number of shares of common and common equivalent shares outstanding for 1996 of 265,573,020 compared to 240,707,015 for 1995. The increase in the weighted average number of common and common equivalent shares outstanding for 1996 primarily related to the sale of approximately 3.8 million shares of Common Stock in Regulation S unit offerings in March and April 1996, approximately 2.8 million units in a private placement concluded in September 1996, approximately 1.5 million shares of Common Stock issued in a private placement concluded in October 1996, approximately 1.4 million shares of Common Stock issued as consideration for a consulting agreement, approximately 5.5 million shares of Common Stock issued in respect of warrants exercised in November and December 1996 and approximately 12.8 million shares of Common Stock issued in payment of interest on the Secured Subordinated Debt Notes, all as set forth in the Consolidated Statements of Shareholders' Equity. See Notes 6 and 7 to the Consolidated Financial Statements.

      Oil and gas revenues from properties held for sale in 1996 were $1.1 million as compared to $2.5 million in 1995 primarily due to continued reduction in volumes sold. The Company does not anticipate material revenues until late in 1998 when production in China is expected to commence.

      General and administrative expenses for 1996 were $3.5 million as compared to $4.6 million in 1995. General and administrative costs are expected to remain relatively unchanged during the upcoming year. Operating costs are expected to decline due to the further disposition of domestic oil and gas properties.

      Interest expense decreased in 1996, due primarily to the Company's principal payments on its bank debt in the first quarter of 1996.

     The Company does not anticipate significant increases in its oil and gas production in the short term and expects to incur annual operating losses until such time as sufficient revenues from the China projects are realized which exceed operating costs.

     1995 compared to 1994
     ---------------------

      The Company reported a net loss for 1995 of $87.8 million before preferred dividends of $4.8 million or a total of $.38 per share compared to a net loss for 1994 of $36.6 million before preferred dividends of $4.9 million or $.21 per share. The net loss  for  1995 includes a $75.3 million noncash charge  for  the provision of impairment of domestic oil and gas properties. The carrying amounts of the Company's properties in Texas were written down by $16.5 million during 1995, in order to comply with the ceiling limitation prescribed by the Securities and Exchange Commission ("SEC") principally due to downward revisions in estimated reserves in the second quarter and reduced present values of reserves attributable to delays in scheduled development drilling in the third quarter. During the fourth quarter, to reflect the expected results of its announced program to divest itself of its U.S. oil and gas properties in order to focus its activities in China, the Company recorded an additional $58.8 million noncash write-down to reduce the recorded value of its domestic oil and gas properties to their estimated fair market value. The loss in 1995 also reflects the effects of a $4.5 million write-down of the Company's other assets and investments.

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

      Earnings per common share are based on the weighted average number of shares of common and common equivalent shares outstanding for 1995 of 240,707,015 compared to 198,303,412 for 1994. The increase in the weighted average number of common and common equivalent shares outstanding for 1995 primarily related to the sale of approximately 7 million shares of Common Stock in a Regulation S unit offering in December 1995, approximately 3 million units in a private placement concluded in September 1995, approximately 4.3 million shares of Common Stock issued in respect of dividends on Series A Preferred Stock and approximately 1.6 million shares of Common Stock issued in payment of interest on the Secured Subordinated Debt, all as set forth in the Consolidated Statements of Shareholders' Equity. See Notes 6 and 7 to the Consolidated Financial Statements.

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

     The following table reflects an analysis of variances in the Company's oil and gas revenues between 1995 and 1994. Revenues from gas production during 1995 comprised over 79 percent of total oil and gas revenues:

                                                  (In Millions)
     Oil and Gas Revenues - 1994.....................       $ 4.3
        Effect of decreases in average gas prices....         (.6)
        Effect of decreases in volume of gas production
          and sales..................................        (1.2)
                                                             ----
     Oil and Gas Revenues - 1995.....................       $ 2.5
                                                             ====

      General and administrative expenses of $4.6 million were unchanged for the year ended December 31, 1995, as compared to the same period in 1994.

     Interest expense increased in 1995, due primarily to reduced capitalization of interest costs as the balance of qualifying assets continued to decline and increased interest rates in 1995.


Item 8.   Financial Statements and Supplemental Data.
-----------------------------------------------------

      The  Consolidated  Financial Statements  of  XCL  Ltd.  and
Subsidiaries, together with the report thereon of Coopers & Lybrand L.L.P. dated April 10, 1997, and the supplementary financial data specified by Item 302 of Regulation S-K are set forth on pages 32 through 61. See Item 14 for Index.

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of  XCL Ltd.

We have audited the consolidated financial statements and the financial statement schedule of XCL Ltd. and Subsidiaries listed in Item 14(a) of this Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XCL Ltd. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

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

                                   COOPERS & LYBRAND L.L.P.



New Orleans, Louisiana
April 10, 1997

                    XCL Ltd. and Subsidiaries
                   CONSOLIDATED BALANCE SHEET
                     (Thousands of Dollars)
                                                          December 31
                                                       -----------------
                      A S S E T S                      1996         1995
                      -----------                      ----         ----
Current assets:
      Cash and cash equivalents.................   $    113       $   1,610
      Accounts receivable, net..................         23             340
      Amounts receivable from sale of assets....          -           4,151
      Subscriptions receivable..................          -             483
      Prepaid expenses..........................        212             205
      Assets held for sale......................          -           4,376
                                                     ------         -------
                       Total current assets.....        348          11,165
                                                     ------         -------

Property and equipment:
      Oil and gas (full cost method):
           Proved and unproved properties under
            development not being amortized.....     34,305          27,315
                                                    -------         -------
                                                     34,305          27,315
      Land, at cost.............................        135             135
Other...........................................      2,492           3,017
                                                    -------         -------
                                                     36,932          30,467
      Accumulated depreciation, depletion and
        amortization............................     (1,491)         (1,845)
                                                    -------         -------
                                                     35,441          28,622
                                                    -------         -------
Investments.....................................      2,383           5,369
Assets held for sale............................     21,058          25,395
Deferred charges and other assets...............      1,634           1,785
                                                    -------         -------
                       Total assets............. $   60,864       $  72,336
                                                    =======         =======

      L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
      -------------------------------------------------------------------

Current liabilities:
      Accounts payable and accrued costs........ $    3,880       $   2,435
      Accounts payable and accrued costs due
       to joint venture partner.................      4,202           1,449
      Royalty and production taxes payable......         21             218
      Dividends payable.........................        928             928
      Current maturities of limited recourse debt     5,091           5,229
      Collateralized credit facility............     17,279          25,115
      Current maturities of subordinated debt...     15,000               -
      Other current maturities..................        652              30
                                                    -------         -------
           Total current liabilities............     47,053          35,404
                                                    -------         -------
Long-term debt, net of current maturities.......          -          15,644
Other non-current liabilities...................      2,770           4,388
Commitments and contingencies (Notes 2 and 11)
Shareholders' equity:
       Preferred stock-$1.00 par value; authorized
        2,400,000 shares at December 31, 1996 and
        1,200,000 at December 31, 1995; issued
        shares of 669,411 at December 31, 1996 and
        680,570 in 1995 - liquidation preference of
        $63.3 million at December 31, 1996.......       669             681
       Preferred stock subscribed................         -               4
      Common stock-$.01 par value; authorized
        500 million shares at December 31, 1996 and
        350 million shares at December 31, 1995;
        issued shares of 285,754,151 at December 31,
        1996 and 256,157,224 at December 31, 1995.    2,858           2,561
      Common stock held in treasury - $.01 par
        value; 1,042,065 shares at December 31,
        1996 and 2,514,238 shares at December 31,
        1995......................................      (10)            (25)
      Additional paid-in capital..................  226,956         220,364
      Accumulated deficit......................... (219,432)       (206,685)
                                                    -------         -------
           Total shareholders' equity.............   11,041          16,900
                                                    -------         -------
                       Total liabilities and
                        shareholders' equity......$  60,864       $  72,336
                                                    =======         =======

 The accompanying notes are an integral part of these financial statements.


                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF OPERATIONS
        (Thousands of Dollars, Except Per Share Amounts)

                                                               Year Ended December 31
                                                            -------------------------
                                                            1996       1995      1994
                                                            ----       ----      ----
Oil and gas revenues from properties held for sale..... $  1,136   $  2,480   $   4,336
                                                          ------     ------      ------
Costs and operating expenses:
      Operating (including marketing)..................      342        985       1,341
      Depreciation, depletion and amortization.........      579      2,266       3,292
      Provision for impairment of oil and gas
       properties......................................    3,850     75,300      25,900
      Writedown of other assets and investments........    2,444      4,461       2,230
General and administrative costs.......................    3,487      4,551       4,553
      Taxes, other than income.........................      227        590         895
                                                          ------     ------      ------
                                                          10,929     88,153      38,211
                                                          ------     ------      ------
Operating loss.........................................   (9,793)   (85,673)    (33,875)
                                                          ------     ------      ------
Other income (expense):
      Interest expense, net of amounts capitalized.....   (2,415)    (2,998)     (1,831)
      Gain (loss) on sale of investments...............     (661)       613         443
      Equity in loss of affiliates.....................        -          -        (220)
      Other, net.......................................      795        221         603
                                                          ------     ------      ------
                                                          (2,281)    (2,164)     (1,005)
                                                          ------     ------      ------

Loss before extraordinary item.........................  (12,074)   (87,837)    (34,880)
Extraordinary charge for early extinguishment of debt..        -          -      (1,742)
                                                          ------     ------      ------
Net loss...............................................  (12,074)   (87,837)    (36,622)
Preferred stock dividends..............................   (5,356)    (4,821)     (4,907)
                                                         -------     ------      ------
Net loss attributable to common stock..................$ (17,430)  $(92,658)   $(41,529)
                                                         =======     ======      ======

Loss per common and common equivalent share:
    Net loss before extraordinary item.................$    (.07)  $   (.38)   $   (.20)
    Extraordinary item.................................        -          -        (.01)
                                                         -------     ------      ------
Net loss per common and common equivalent share........$    (.07)  $   (.38)   $   (.21)
                                                         =======     ======      ======
Average number of common and common equivalent
  shares outstanding..................................   265,573    240,707     198,303
                                                         =======    =======     =======

 The accompanying notes are an integral part of these financial statements.


                    XCL Ltd. and Subsidiaries

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (Thousands of Dollars)


                                       Preferred                                                Total
                            Preferred   Stock    Common   Treasury   Paid-In   Accumulated   Shareholders
                              Stock   Subscribed  Stock    Stock     Capital    Deficit         Equity
                              -----   ----------  -----    -----     -------    -------         ------
Balance, December 31, 1993   $   729   $   -     $ 1,327   $  (70)   $155,121   $ (72,498)     $ 84,609
    Net loss                       -       -           -        -           -     (36,622)      (36,622)
    Dividends                      -       -           -        -           -      (4,907)       (4,907)
    Preferred shares issued       25       -           -        -       1,570           -         1,595
    Preferred shares converted
       to common shares         (105)      -         258        -           -           -           153
    Common shares issued           -       -         787        -      49,550           -        50,337
    Treasury shares issued         -       -           -       35           -           -            35
                               -----    ----      ------     ----     -------     -------       -------

Balance, December 31, 1994       649       -       2,372      (35)    206,241    (114,027)       95,200
    Net loss                       -       -           -        -           -     (87,837)      (87,837)
    Dividends                      -       -           -        -           -      (4,821)       (4,821)
    Preferred shares issued       32       4           -        -       5,092           -         5,128
    Common shares issued           -       -         189        -       7,936           -         8,125
    Treasury shares purchased      -       -           -      (25)     (1,232)          -        (1,257)
    Treasury shares issued         -       -           -       35       2,327           -         2,362
                               -----    ----      ------     ----     -------     -------        ------

Balance, December 31, 1995       681       4       2,561      (25)    220,364    (206,685)       16,900
    Net loss                       -       -           -        -           -     (12,074)      (12,074)
    Dividends                      -       -           -        -           -        (673)         (673)
    Preferred shares issued       10      (4)          -        -         128           -           134
    Preferred shares converted
       to common shares          (22)      -           5        -          17           -             -
    Common shares issued           -       -         292        -       6,339           -         6,631
    Treasury shares purchased      -       -           -       (3)       (138)          -          (141)
    Treasury shares issued         -       -           -       18         246           -           264
                              ------    ----      ------     ----     -------     -------        ------
Balance, December 31, 1996  $    669   $   -     $ 2,858   $  (10)   $226,956   $(219,432)      $11,041
                              ======    ====      ======    =====     =======     =======        ======


 The accompanying notes are an integral part of these financial statements.
                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Thousands of Dollars)

                                                                Year Ended December 31
                                                               --------------------
                                                               1996    1995        1994
                                                               ----    ----        ----
Cash flows from operating activities:
    Net loss..............................................    $(12,074)   $(87,837)  $(36,622)
                                                               -------     -------    -------
    Adjustments to reconcile net loss to net cash used in
       operating activities:
        Depreciation, depletion and amortization..........         579       2,266      3,292
        Provision for impairment of oil and gas properties       3,850      75,300     25,900
        Extraordinary charge for early extinguishment of debt        -           -      1,742
        (Gain) loss on sale of investments................         661        (613)      (443)
        Writedown of other assets and investments.........       2,444       4,461      2,230
        Equity in loss of affiliates......................           -           -        220
        Change in assets and liabilities:
             Accounts receivable..........................         799         875       (187)
             Prepaid expenses.............................          (7)        (52)       (73)
             Accounts payable and accrued costs...........         772        (697)       168
             Royalty and production taxes payable.........        (197)        (68)      (385)
             Other, net...................................          19         855        557
                                                              --------     -------    -------
                  Total adjustments.......................       8,920      82,327     33,021
                                                              --------     -------    -------
                  Net cash used in operating activities...      (3,154)     (5,510)    (3,601)
                                                              --------     -------    -------

Cash flows from investing activities:
    Capital expenditures..................................      (1,489)     (8,458)   (19,547)
    Investments and restricted time deposits..............        (491)     (1,624)    (1,350)
    Proceeds from sales of assets and investments.........       9,210       2,655      3,759
Other.....................................................           4          64      2,052
                                                               -------     -------    -------
                  Net cash provided by (used in) investing
                    activities............................       7,234      (7,363)   (15,086)
                                                               -------     -------    -------

Cash flows from financing activities:
    Proceeds from sales of common stock...................       1,766       3,553     31,696
    Proceeds from issuance of preferred stock.............         144       3,068      1,600
    Proceeds from sale of treasury stock..................         264       2,487          -
    Loan proceeds.........................................         315           -     29,200
    Payment of long-term debt.............................      (8,344)       (522)   (37,564)
    Proceeds from exercise of warrants and options........         691         874      3,279
    Payment of preferred stock dividends..................           -        (250)    (1,388)
    Payment for treasury stock............................        (141)     (1,257)         -
    Stock issuance costs and other........................        (272)       (221)    (3,031)
                                                               -------     -------    -------
                Net cash provided by (used in) financing
                   activities.............................      (5,577)      7,732     23,792
                                                               -------     -------    -------
Net increase (decrease) in cash and cash equivalents......      (1,497)     (5,141)     5,105
Cash and cash equivalents at beginning of year............       1,610       6,751      1,646
                                                               -------     -------    -------
Cash and cash equivalents at end of year..................    $    113   $   1,610   $  6,751
                                                               =======     =======    =======
Supplemental information:
    Cash paid for interest, net of amounts capitalized....    $  1,591   $   2,602   $  2,610
                                                               =======     =======     =======

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies:

  Principles of Consolidation:
  ---------------------------

      The consolidated financial statements include the accounts of XCL Ltd. and its wholly owned subsidiaries ("XCL" or the "Company") after the elimination of all significant intercompany accounts and transactions.

  Cash and Cash Equivalents:
  -------------------------

      For purposes of the consolidated financial statements, the Company considers deposits which can be redeemed on demand and investments which have original maturities of less than three months to be cash equivalents. As of December 31, 1996, the Company's cash and cash equivalents were deposited primarily in two financial institutions.

  Fair Value of Financial Instruments:
  -----------------------------------

      For the purposes of disclosure requirements pursuant to Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Market Value of Financial Instruments," fair value of current assets and liabilities approximate carrying value, due to the short-term nature of these items. The Company believes the fair value of long-term debt approximates carrying value. The fair value of the Series A Preferred Stock at December 31, 1996, is approximately $5.9 million based upon share trading on the London Stock Exchange with British Pound Sterling converted to U.S. Dollars. The estimated fair value of Series B Preferred Stock at December 31, 1996 approximates $1.4 million. The estimated fair value of the Series E Preferred Stock at December 31, 1996 approximates $2.9 million. Fair value of such financial instruments is not necessarily representative of the amount that could be realized or settled.

  Property and Equipment:
  ----------------------

      The Company accounts for its oil and gas exploration and production activities including those assets held for sale using the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including appropriate related costs, are capitalized. The Company capitalizes internal costs that can be directly identified with its acquisition, exploration and development activities and does not capitalize any costs related to production, general corporate overhead or similar activities.

      The capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method based on estimates of proved oil and gas reserves. The Company's domestic oil and gas reserves were estimated by Company engineers in 1996 and 1995, and foreign reserves in 1996 by independent petroleum engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that properties are impaired, the amount of the impairment is added to the capitalized costs to be depleted. The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized for the period that activities are in progress to bring these projects to their intended use.

      During the fourth quarter of 1995, the Company decided to concentrate on the development of its China investments, and decided to dispose of the domestic properties. Accordingly, the recorded value of the Company's domestic properties was reduced to their estimated fair market value and the resulting balances were transferred to assets held for sale.

      The Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis, and limits capitalized costs of oil and gas properties to the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties as adjusted for related tax effects and deferred tax reserves. If capitalized costs exceed this limit, the excess is charged to depreciation and depletion expense ("DD&A").

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

    Other Property and Equipment:
    ----------------------------

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

     Capitalized Interest and Amortized Debt Costs:
     ---------------------------------------------

      During fiscal 1996, 1995 and 1994, interest and associated costs of approximately $2.8 million, $3.1 million and $5.3 million, respectively were capitalized on significant investments in unproved properties that are not being currently depreciated, depleted, or amortized and on which exploration or development activities are in progress. Deferred debt issue costs are amortized on the straight-line basis over the term of the related debt agreement.

  Concentration of Credit Risk:
  ----------------------------

     The Company operates exclusively in the oil and gas industry and receivables are due from other producers who may be affected by economic conditions in the industry. The Company has not experienced any material credit losses.

      The  Company's  financial instruments that are  exposed  to
concentrations   of  credit  risk  consist  primarily   of   cash
equivalents/short-term investments and trade receivables.

      The Company believes that no single short-term investment exposes the Company to significant credit risk. Additionally, creditworthiness of its counterparties, which are major financial institutions, are monitored. As of December 31, 1996, the Company did not have cash in financial institutions in excess of the insured amounts.

  Income Taxes:
  ------------

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

  Revenue Recognition:
  -------------------

     Oil and gas revenues are recognized using the accrual method at the price realized as production and delivery occurs. Amounts which are contingently receivable are not recognized until realized.

  Loss Per Common and Common Equivalent Share:
  -------------------------------------------

      Loss per common and common equivalent share has been computed by dividing net income (loss) attributable to common stock by the weighted average number of common and common share equivalents outstanding. Primary earnings per share are presented for financial reporting purposes due to the antidilutive effect of convertible notes, preferred stock, warrants and stock options.

     Use of Estimates in the Preparation of Financial Statements:
     -----------------------------------------------------------

      The preparation of the Company's financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1996 and 1995, and the reported amounts of revenues and expenses during fiscal years 1996, 1995 and 1994. Adjustments to the reported amounts of assets and liabilities may be necessary in the future to the extent that future estimates or actual results are different from the estimates used in the financial statements.

     Foreign Operations
     ------------------

      The Company's future operations and earnings will depend upon the results of the Company's operations in China. There can be no assurance that the Company will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on the Company's financial position, results of operations and cash flows. Also, the success of the Company's operations will be subject to numerous contingencies, some of which are beyond management's control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since the Company is dependent on international operations, specifically those in China, the Company will be subject to various additional political, economic and other uncertainties. Among other risks, the Company's operations will be subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; and changing taxation policies, foreign exchange restrictions, political conditions and governmental regulations.


(2)  Liquidity and Management's Plans

      At December 31, 1996, the Company had an operating cash balance of $113,000 and a working capital deficit of $46.7 million, which includes $17.3 million in bank debt, $15.0 million of Subordinated Debt, $5.1 million in limited recourse debt collateralized only by the Lutcher Moore Tract and $0.7 million in institutional debt secured by a first mortgage on the Company's office building. The office building was sold on March 31, 1997 and the mortgage repaid in full.

      The Company has incurred losses in each of its last five fiscal years and anticipates it will continue to do so in fiscal 1997 and 1998 because production from the Zhao Dong Block will not commence until late 1998. As of April 15, 1997 the Company is in the process of offering for sale Units of Senior Secured Discount Notes due 2007 (face amount $70 million, net $56 million) and Common Stock Purchase Warrants (the "Offering"). Concurrently with the Offering, the Company is offering $25 million of units comprised of preferred stock and warrants to acquire Common Stock. Closing of both the offerings are contingent on each other. The successful completion of the Offering, subsequent release of such funds from a cash collateral account, and the sale of domestic properties will enable the Company to meet all of its obligations including (1) certain exploration costs and the Phase I Development Program costs of the Zhao Dong Block, (2) repayment of outstanding debt and (3) payment of all other current liabilities. In the event such Offering is not successful the Company believes other means of obtaining working capital are available based on the estimated future nondiscounted net cash flow of $143 million ($80 million discounted) from proved China reserves, as reported in the independent engineering report of H.J. Gruy and Associates, Inc. The form and timing of these alternatives are not determinable at this time and there can be no assurance they will occur and, if they do occur, would not significantly reduce the future potential revenue from the Company's share of oil revenues. In addition, the Company's efforts to secure additional working capital will be impaired if its Common Stock is delisted from the AMEX. See Note 11.

       Longer term liquidity is dependent on the Company's commencement of production in China and continued access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of the Noteholders and holders of the Preferred Stock should the Offering be successfully completed, or the consent of INCC, the holders of the Company's Secured Subordinated Debt and the holders of Preferred Stock should it not. By shareholder vote on July 30, 1996, the shareholders approved an increase of 150,000,000 authorized shares of Common Stock and 1,200,000 authorized shares of Preferred Stock.

     The Company's Series A Preferred Stock dividend requirements are approximately 2.6 million pounds sterling (U.K.) ($4.45 million) annually and currently insufficient liquidity exists to continue to pay such amounts. The Company declared the Series A Preferred Stock dividend payable June 30, 1995. A portion of this dividend was paid with shares of Common Stock and approximately $900,000 remains to be paid in cash. As the Company was unable to pay this dividend by June 30, 1996, the holders of the Series A Preferred Stock can now demand Board of Director representation. The December 31, 1995 dividend payment on the Series A Preferred Stock was declared payable in additional shares of Series A
Preferred Stock and in March 1997, 63,595 shares of Series A Preferred Stock were issued. The Board of Directors elected not to declare the dividends payable June 30, 1996 and December 31, 1996.

      The Company was, to April 10, 1997, in default under terms of its Credit Facility with INCC and its Secured Subordinated Debt. On April 10, 1997, INCC agreed to forebear taking any action pending the completion of the Offering and release of such funds from a cash collateral account. The proceeds from the Offering are expected to be used to repay such debt. Forbearance has been granted until May 31, 1997 when the Offering is expected to be completed. The Offering proceeds are then to be placed in a cash collateral account and the Forbearance Agreement extended until September 30, 1997. The date of September 30, 1997 was selected because this is the anticipated date when the Joint Management Committee of the Zhao Dong Block is expected to approve the development plan for the C-D Field of the Zhao Dong Block. Because both the INCC Credit Facility and Secured Subordinated Debt are to be repaid from the Offering, each has been classified as currently due.

     By agreement with Apache effective December 13, 1996, the D-
2 well which the Company spudded in November 1996, has been substituted for Apache's obligation to carry the Company on a fourth exploration well. On April 10, 1997, the amount due Apache was further reduced by a payment of $3.1 million leaving a balance due of approximately $979,790, which amount is in dispute and is presently in arbitration. The Company raised the $3.1 million through the placement of promissory notes of XCL-China Ltd. and warrants to acquire Common Stock of the Company with a group of institutional and accredited investors who are currently major shareholders in the Company.

      In  addition to capital commitments to fund the  Zhao  Dong
Block development (estimated to be $63,589,000 to fully develop the C-D Field), the Company has capital requirements for its lubricating oil and coalbed methane projects.

      As a result of the substantial capital requirements described above, the report of the Company's independent accountants contains an explanatory paragraph regarding the ability of the Company to continue as a going concern.

 (3) Supplemental Cash Flow Information

     There were no income taxes paid for the years ended December
31, 1996, 1995 and 1994.

      The Company completed the following noncash transactions in 1996 and prior years in order to conserve cash for use in its core activities and to meet other obligations while honoring restrictions on cash use imposed by its bank agreement. Such transactions not reported elsewhere herein are as follows:

      1996
      ----

      In March and April 1996, the Company sold units of Common Stock and Warrants through Rauscher Pierce & Clark, as Placement Agent, in a Regulation S unit offering. As compensation for acting as Placement Agent for such unit offering, Rauscher Pierce & Clark was granted warrants to acquire an aggregate of 384,000 shares of Common Stock.

      As compensation for services performed resulting in Apache Corp. purchasing an additional interest in the Zhao Dong Block, during the first quarter the Company issued 50,000 shares of Common Stock to EnCap Investments, L.C. ("EnCap") and EnCap's existing warrant to acquire 500,000 shares of Common Stock as to exercise price, expiration date and forced conversion feature to conform the terms of such warrant to the terms of warrants granted to the Placement Agent in the Regulation S unit offering noted above.

      As compensation for identifying the Placement Agent for the Regulation S unit offering, EnCap earned a four percent stock fee of the gross proceeds of the offering. In payment of this fee, the Company during the first quarter, issued 267,264 shares of Common Stock in connection with the initial closing and during the second quarter issued an aggregate 122,880 shares of Common Stock as compensation for the subsequent closings.

     Effective March 1, 1996, the terms of warrants issued to San Jacinto Securities, Inc. were amended as partial consideration for introducing to the Company the purchaser of the Gonzalez Gas Unit, comprising a portion of the Berry R. Cox Field. The warrant exercise price was reduced from $1.00 to $.50 and the term of the warrant was extended for three years to March 1,1999.

      During August 1996, the Company issued to Janz Financial Corp. Ltd. 280,000 warrants to purchase 280,000 shares of Common Stock, as compensation for the placement with their clients of
2.8 million units, comprised of shares of Common Stock and warrants to purchase Common Stock.

      During October 1996, the Company issued approximately 1.4 million shares of Common Stock plus warrants to acquire 2.5 million shares of Common Stock, as compensation to an individual in consideration for a consulting arrangement, whereby the Consultant would introduce persons interested in investing in China through the Company. During February 1997, the Consultant canceled the Consultant Agreement and returned to the Company the shares and warrants issued in connection therewith.

     During October 1996, the Company issued 1.5 million warrants to acquire 1.5 million shares of Common Stock, as compensation to an individual for past fund raising services.

     1995
     ----

      During the first quarter of 1995, the Company issued 18,714 shares of Common Stock in payment of interest on funds escrowed in advance of purchase of Series D Preferred Stock.

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

     1994
     ----

      The Company conveyed certain land holdings (fair market value of $320,000) in payment of a two-year consulting agreement which expired in 1994.


 (4) Receivables

      The Company's trade accounts receivable at December 31, 1996, arise primarily from business transactions with entities in the oil and gas industry, mostly located in Texas. An oil and gas purchaser with which the Company has contractual arrangements accounted for approximately 76 percent of oil and gas revenues in 1996, 67 percent in 1995 and 61 percent in 1994.

 (5) Assets Held for Sale and Investments

     Assets Held for Sale
     --------------------

     Domestic Oil and Gas Properties
     -------------------------------

      During the fourth quarter of 1995, management decided to concentrate its resources on the development of its China investments, and a decision was made to dispose of all domestic properties. Accordingly, the recorded value of the domestic properties was reduced to their estimated fair market value and the resulting balances were transferred to assets held for sale.

      During the first quarter of 1996, two domestic gas fields were sold for $5.4 million which was primarily used to pay bank loan interest and principal. The Company sold a third producing property in a sale completed during the second quarter of 1996 generating gross proceeds of approximately $3 million, of which $2.8 million was applied to payment of interest and prepayment of principal on the bank loan.

      Until July 29, 1996, the Company was engaged in attempts to sell its remaining domestic oil and gas properties. On that day it received service of three lawsuits filed by lessors of the most productive remaining leases, effectively thwarting the Company's ability to consummate a sale by casting doubt as to the Company's rights to certain interests in the leases and demanding damages. While the Company believes that the charges are without merit, it is of the opinion that the property cannot be sold until such time as the litigation is concluded or settled. In response to a request by the lessors' counsel, the Company has granted the lessors an extension of time to respond to discovery demands made by the Company and to allow sufficient time to pursue settlement of this litigation (see Note 11). As a result of these lawsuits the Company has taken an additional writedown of these properties aggregating $3.85 million.

      Lutcher Moore Tract
      -------------------

      During 1993, the Company completed the acquisition of a group of corporations which together owned 100 percent of an unevaluated 62,500-acre tract in southeastern Louisiana (the "Lutcher Moore Tract"). This property is being held for sale.

Investments
-----------

  Lube Oil Investment
  -------------------

      On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and southeast Asian markets. As of December 31, 1996, the Company has invested approximately $1.7 million in the project.

  Coalbed Methane Project
  -----------------------

      During 1995, the Company signed an agreement with the China National Administration of Coal Geology, pursuant to which the parties have commenced cooperation for the exploration and development of coalbed methane in two areas in China. As of December 31, 1996, the Company has invested approximately $0.5 million in the project.

     Phoenix Lake Tract
     ------------------

      On May 18, 1995, the Company sold its 77.78 percent fee interest in 11,600 gross acres comprising the Phoenix Lake Tract retaining 75 percent of its mineral interest underlying those lands, less and except two tracts covering approximately 77 net acres and retained no mineral interest. The purchase price was comprised of approximately $1.7 million in cash and a $500,000 reduction in obligations owed by the Company to the purchaser. No gain or loss was recognized on the sale. The remaining mineral acreage prescribes in 2005.

      In June 1996, the Company sold its remaining mineral interest in the Phoenix Lake Tract. The sale price was $417,000 in cash and the Company recorded a $661,000 loss on the sale.

     Wolf Creek Resources, Inc.
     --------------------------

       The Company, during 1994, executed and delivered an agreement which satisfied an October 1992 commitment to acquire an equity interest in Wolf Creek Resources, Inc. ("Wolf Creek") and certain oil and gas interests in the Galvan Ranch, a 72,000-acre ranch in south Texas, from an entity affiliated with a former director. To satisfy the acquisition price of $3.7 million, the Company paid $1.0 million in cash and on October 17, 1994, issued 2.75 million shares of Common Stock for the balance.

      By letter agreement dated October 7, 1996, the Company modified its arrangement with Wolf Creek with respect to its interests in the Galvan Ranch. The Company reassigned its rights to certain overriding royalty interests and rights to after payout participation in certain gas wells, surrendered its note receivable from Wolf Creek, and option to purchase additional equity in Wolf Creek and executed a general release in favor of Wolf Creek in return for:

     (a)  an immediate cash payment of $75,000;
     (b) a $150,000 preferred payout from 80% of the net revenues of Wolf Creek; and
     (c)  5.44% of the Common Stock of Wolf Creek.

In recognition of the reduced value of the Galvan Ranch, the sole property of Wolf Creek, the Company recorded a $2.4 million writedown in the value of this investment during 1996.

 (6) Debt

     Long-term debt consists of the following (000's):

                                                          December 31
                                                          -----------
                                                         1996      1995
                                                         ----      ----
     Collateralized credit facility.................  $ 17,279  $ 25,115
     Subordinated debt..............................    15,000    15,000
     Office building mortgage loan..................       652       674
                                                        ------    ------
                                                        32,931    40,789
     Lutcher Moore Group Limited Recourse Debt......     5,091     5,229
                                                        ------    ------
                                                        38,022    46,018
     Less current maturities:
         Lutcher Moore Group Limited Recourse Debt..    (5,091)   (5,229)
         Collateralized credit facility.............   (17,279)  (25,115)
         Subordinated Debt..........................   (15,000)        -
         Other current maturities...................      (652)      (30)
                                                        ------    ------
                                                     $       -  $ 15,644
                                                        ======    ======


      Substantially  all  of the Company's  assets  collateralize
these  borrowings.   Accounts payable and accrued  costs  include
accrued interest at December 31, 1996 and 1995 of $1.5 million and $0.5 million, respectively.

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

      Loans under the INCC agreement are guaranteed by the Company, parent of XCL-Texas, Inc., and certain other subsidiaries of the Company and bear interest at INCC's prime rate plus one percent. The Company pays a commitment fee equal to
0.5 percent per annum calculated on the daily amount of the unused portion of the facility availability, payable quarterly. Substantially all of the Company's oil and gas properties located in Texas, and the stock of certain subsidiaries of the Company collateralize this credit facility. Additionally, INCC received warrants to purchase 2.5 million shares of Common Stock with an exercise price of $1.00, subject to adjustment, expiring in January 2004. The value of such warrants was not material.

      Under the INCC Agreement, the Company is required to maintain minimum levels of tangible net worth, working capital and cash flow coverage, and expend a minimum amount on domestic development drilling. Additionally, the Borrower must maintain a minimum net worth. Further, the INCC Agreement contains certain restrictions pertaining to debt, mergers, issuances of securities, investments, sales of property, cash dividends and redemptions and payments related to subordinated debt. The Borrower may not advance funds to its parent, or any other subsidiary of its parent, without INCC's prior approval. The Company may use for its general corporate purposes the net proceeds from the sales of equity plus any cash realized by XCL-China Ltd. and proceeds from the sale of other assets. As of December 31, 1996, the Company was in violation of certain of these covenants.

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

      During 1995, the INCC Agreement was amended to modify certain covenants and was further amended to modify requirements through April 1, 1996. The credit agreement was further amended in April 1996 to modify requirements through September 30, 1996, and accordingly the full amount of such debt has been reflected as a current liability. The Company did not make interest payments of $248,000 due on October 1, 1996, and $413,000 due on January 2, 1997 and a principal payment of $664,000 due on January 2, 1997, resulting in events of default under the terms of the INCC Agreement. By letters dated October 7, 1996 and January 9, 1997, the bank acknowledged that failure to make such interest and principal payments constituted an event of default and advised that such past due interest and principal payments bear interest at the Late Payment Rate of 12.25 percent in effect on such dates. The Company was, to April 10, 1997, in default under  terms  of  its Credit Facility with INCC and  its  Secured
Subordinated Debt. On April 10, 1997, INCC agreed to forebear taking any action pending the completion of the Offering and release of such funds from a cash collateral account. The proceeds from the Offering are expected to be used to repay such debt. Forbearance has been granted until May 31, 1997 when the Offering is expected to be completed. The Offering proceeds are then to be placed in a cash collateral account and the Forbearance Agreement extended until September 30, 1997. The date of September 30, 1997 was selected because this is the anticipated date when the Joint Management Committee of the Zhao Dong Block is expected to approve the development plan for the C-D Field of the Zhao Dong Block. Because both the INCC Credit Facility and Secured Subordinated Debt are to be repaid from the Offering, each has been classified as currently due.

      During 1994, the Company entered into two Master Interest Rate and Currency Exchange Agreements (the Agreements) with INCC which expired in 1996. The Company paid $151,946 to limit the maximum interest rate for up to approximately two-thirds of its maximum outstanding INCC debt to 9-3/4 percent per annum from April, 1995 to January, 1996 and to 10-3/4 percent per annum from January 1996 to July, 1996. The Company is amortizing the payment over the life of the Agreements. During 1996, 1995 and 1994, the Company incurred approximately $1.6 million, $2.3 million and $1.85 million of interest costs related to this debt, respectively.

  Secured Subordinated Debt
  -------------------------

       During April 1993, the Company issued in a private placement, $15 million of Secured Subordinated Note Units (the "Subordinated Debt"). Each of these 40 units consisted of a $375,000 note payable, warrants to acquire 100,000 shares of the Company's Common Stock at $.90 per share (which were previously issued to a group of banks in a prior credit facility), a net profits interest in certain exploration leases and a contractual interest in the net revenues of XCL-China, Ltd., a wholly owned subsidiary of the Company ("XCL-China"), under the Production Sharing Agreement relating to the Zhao Dong Block, which was not material. This borrowing bears interest at 12 percent, if paid with cash, or 14 percent, if the Company elects to use Common Stock, with payment at 125 percent of the interest due if paid in unregistered shares. It is collateralized by a second mortgage on all the Company's producing properties and a second lien on the stock of XCL-China, Ltd. Payment on this debt cannot be made prior to payment on the INCC debt. The terms of the Secured Subordinated Debt provide that an event of default under the INCC Agreement which has not been waived and permits the bank to accelerate the maturity of its indebtedness is an event of default in the Secured Subordinated Debt. As noted above, an event of default exists in the INCC Agreement, therefore an event of default exists with respect to the Secured Subordinated Debt.

       In April 1994, maturities of the Company's Secured Subordinated Debt were rescheduled to April 2000; the expiration date of the related warrants extended to the same date; the exercise price of related warrants was reduced to $.625 per share (fair market value of the Common Stock at that date); and a subordinated lien was granted on certain assets of the Company.

      In November 1996, the Company offered the holders of the Secured Subordinated Debt warrants a reduction in the exercise price of such warrants in exchange for their immediate exercise. The exercise price was reduced from $0.625 per share to $0.125 per share, with a majority of the holders accepting the offer. An aggregate of 3,399,998 shares of Common Stock were issued and the Company received an aggregate of approximately $400,000 in net cash proceeds.

      The  Company  issued  approximately 12.8  million  and  1.6 million shares of Common Stock in payment of $4.0 million and $1.1 million of interest due on the Subordinated Debt in 1996 and 1995, respectively.

     Building Mortgage Loan
     ----------------------

      The outstanding balance of the building mortgage loan as of December 31, 1996, is $652,000 and bears interest at the rate of 14 percent per annum. During 1996 and 1995, the Company incurred approximately $93,000 and $97,000 in interest costs related to this debt, respectively. Effective March 31,1997, the Company sold its office building and the mortgage debt was repaid in full (see Note 11).

     Lutcher Moore Group Limited Recourse Debt
     -----------------------------------------

      As  of  December  31,  1996 and 1995, Lutcher  Moore  Group
Limited Recourse Debt consisted of the following:

                                                1996     1995
                                                ----     ----
     Mortgage and Seller Notes............   $   5,091  $  5,229
     Less Current Maturities..............      (5,091)   (5,229)
                                               -------    ------
                                             $       -  $      -
                                               =======    ======

     Mortgage and Seller Notes
     -------------------------

      At December 31, 1996 and 1995, approximately $2.3 million and $2.7 million of Mortgage Notes (net of amounts escrowed for payment) and $2.8 million and $2.6 million of Seller Notes were outstanding. In January 1996, the terms of the Mortgage Notes were modified providing that the remaining principal (which bears interest at 9.25 percent per annum) is payable on demand, and if no demand is made, in three monthly installments of $52,300 each, commencing February 15, 1996, plus a final payment of all outstanding principal and interest due on May 16, 1996. In June 1996, upon the payment by the Company of principal and interest in the aggregate amount of $265,000 the terms of the Mortgage Notes were again modified providing that the remaining principal (which bears interest at 9.25 percent per annum) is payable on demand, and if not demand is made, in five monthly installments of interest, commencing July 17, 1996, with a final payment of all outstanding principal and interest due on December 17, 1996. During the third quarter of 1996, the principal of the Mortgage Notes was reduced by $100,000 from payments received for oil and gas leases granted on the property. In January 1997, the terms of the Mortgage Notes were modified providing for an extension of the final payment of all outstanding principal and interest due until March 17, 1997. The Seller Notes bear interest at 8 percent and payments of principal and interest on the Seller Notes are past due. No action has been taken by holders of the debt. The Company is negotiating an extension of the maturity dates of the Mortgage and Seller Notes however, should the Company be unsuccessful in negotiating further extension, the holders have recourse only to the property itself, as the Company is not liable for the debt. The book value of this property is $12.2 million, therefore, should the mortgagees repossess the property for nonpayment of the mortgage debt, the Company would incur a substantial loss. During 1996 and 1995, the Company incurred approximately $499,000 and $501,000 in interest costs related to these notes, respectively. In May 1994, in consideration for certain amendments to the terms of the Seller Notes, the Company issued to the holders of the Seller Notes warrants to acquire up to 250,000 shares of Common Stock at $1.25 per share exercisable for a period up to 90 days after the full repayment of the Seller Notes. No material value was ascribed to such warrants. Additionally, the Company issued approximately 1.1 million shares of Common Stock to pay approximately $900,000 in principal and interest on the Seller Notes in 1994.

     During November 1996, the Company sold a 58.911% interest in a 50% interest in the Seller Notes held by one of its wholly owned subsidiaries ($314,500 in principal) for $250,000 net after discount, in cash and the issuance of 2,665,665 stock purchase warrants exercisable at $0.125 per share, expiring on December 31, 1999.

      During February 1997, the Company sold its remaining interest (41.089%) in the Seller Notes ($217,961 in principal) for $193,916 net after discount, in cash and the issuance of 1,874,467 stock purchase warrants exercisable at $0.25 per share, expiring on December 31, 1999.

(7)  Shareholders' Equity

  Preferred Stock
  ---------------

      As of December 31, 1996 and 1995, the Company had the following shares of Preferred Stock issued and outstanding:

                                                                          1996 Dividends
                                Shares          Preference in      ----------------------------
                            --------------      Liquidation at            (In Thousands)
                            1996      1995     December 31, 1996   Declared  In Arrears   Total
                            ----      ----     -----------------   --------  ----------   -----
Series A.................  577,803   599,244    $53,892,603 (1)    $     -    $  4,450   $ 4,450
Series B.................   44,954    45,679      4,495,400            450           -       450
Series E.................   46,654    35,647      4,889,400            222         234       456
                                                                     -----      ------    ------
                                                                   $   672    $  4,684   $ 5,356
                                                                     =====      ======    ======

-------------
      (1) 50 pounds sterling (U.K.) per share (U.K. pound sterling = U.S. $1.7114 at December 31, 1996 including dividend arrearages).

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

      The Series A Preferred Stock is listed on The London Stock Exchange, and: ranks senior to Common Stock and pari passu with the Company's Series B, Series E and Series F Preferred Stocks (as hereinafter defined) with respect to the payment of dividends and distributions on liquidation; has a liquidation preference of 50 pounds sterling (U.K.) per share plus accrued and unpaid dividends; is not redeemable except in certain limited circumstances; is nonvoting as a class, except in certain circumstances, including the right to cast 21 votes for each share of Series A Preferred Stock held, on all resolutions proposed at a meeting of shareholders if at the date of notice convening a meeting of shareholders the dividend on the Series A Preferred Stock is six months or more in arrears. Whenever dividends on the Series A Preferred Stock shall be in arrears for in excess of 365 days, the holders of the Series A Preferred Stock will be entitled to vote for the election of two additional directors until all past dividends accumulated on the Series A
Preferred Stock shall have been paid in full. The Series A Preferred Stock is convertible, at the holder's option, on the basis of 21 shares of Common Stock for every one share of Series A Preferred Stock, subject to adjustment; and bears a cumulative dividend fixed at an annual rate of 4.50 pounds sterling (U.K.) per share, payable semiannually in cash, or, at the Company's election, through the semiannual dividend payment due June 30, 1994, in shares of Common Stock.

      The Series A Preferred Stock dividend requirements are approximately 2.6 million pounds sterling (U.K.) annually (approximately $4.45 million) and currently insufficient liquidity exists to continue to pay such amounts. Further, the INCC Agreement restricts payment of cash dividends. With the approval of its lender, the Company declared the June 30, 1995 dividend payable in cash, with such cash to be obtained from the sale of Common Stock. In order to reduce the cash requirement, effective June 26, 1995, the Company entered into agreements with three U.S. holders of Series A Preferred Stock representing approximately 59 percent of the class, pursuant to which they elected to receive their dividends in Common Stock of the Company. Cash dividends remaining to be paid with respect to the June 30, 1995 dividend declaration, aggregate approximately $900,000. As the Company was unable to pay this dividend by June 30, 1996, the holders of the Series A Preferred Stock are entitled to representation on the Board of Directors.

      The December 31, 1995 dividend payment on the Series A Preferred Stock has been declared payable in additional shares of Series A Preferred Stock. During 1996, the terms of the Series A Preferred Stock were amended to allow for payment of the December 31, 1995 and subsequent dividend payments to be made in additional shares of Series A Preferred Stock. The Board of Directors correspondingly approved a 250,000 share increase in the number of shares of authorized Series A Preferred Stock authorized. In March 1997, the Company issued 63,595 shares of Series A Preferred Stock in payment of the December 31, 1995 dividend. The Board of Directors elected not to declare the dividends payable June 30, 1996 and December 31, 1996. During the second quarter of 1996, the Company issued 450,261 shares of
Common Stock upon conversion of 21,441 shares of Series A Preferred Stock, pursuant to the terms thereof. During March 1997 an additional 39 shares of Series A Preferred Stock were converted into 819 shares of Common Stock.

     Series B Preferred Stock
     ------------------------

      The Series B, Cumulative Convertible Preferred Stock, par value $1.00 per share (the "Series B Preferred Stock") bears a cumulative fixed dividend at an annual rate of $10 per share, payable semiannually, and is entitled to 50 votes per share on all matters on which Common Stockholders are entitled to vote and separately as a class on certain matters; ranks senior to the Common Stock and pari passu with the Series A and Series E Preferred Stocks of the Company with respect to the payment of dividends and distributions on liquidation; and has a liquidation preference of $100 per share plus accumulated dividends.

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

     On May 16, 1995, the Company received notice from the Series B Preferred holder exercising its redemption rights. The Company has elected to redeem in shares of Common Stock and the holder has exercised its option to have the Company sell its shares of Common Stock. The aggregate redemption price is $5 million, plus accrued dividends from January 1, 1995 to the date of redemption. The Company has registered 5.3 million shares for sale and has reserved additional shares should the sale of the registered shares not be sufficient to fulfill the redemption obligation. Approximately 5,046 shares had been redeemed at December 31, 1996, from the sale of approximately 2.7 million shares of Common Stock. Proceeds are first allocated to accrued dividends, with the remainder applied toward redemption of shares of the Series B Preferred Stock. During the first quarter of 1997, an additional 1 million shares of Redemption Stock were sold and the proceeds applied against accrued dividends.

     Series E Preferred Stock
     ------------------------

      During the third quarter of 1995 and first quarter of 1996, the Company completed a private placement of up to an aggregate of 50,000 shares of a new series of Preferred Stock designated the Series E, Cumulative Convertible Preferred Stock, $1.00 par value per share ("Series E Preferred Stock"). The Company placed 44,129 shares of Series E Preferred Stock for which it received approximately $1.9 million in cash and 2.8 million shares of its unregistered Common Stock valued at $1.4 million in consideration. The acquisition of the aforementioned shares of Common Stock is recorded under the par value method of accounting for treasury stock. The Series E Preferred Stock is nonvoting, except in certain circumstances, including the right to elect two directors in the event the Company fails to pay two consecutive semiannual dividends; bears a fixed cumulative dividend at the annual rate of $10 per share, payable semiannually in cash, or, at the Company's election, in additional shares of Series E Preferred Stock, subject to an increase to $12 per share in the event the Company fails to register the underlying Common Stock under the Act by December 31, 1996 ("Conversion Commencement Date") and a further increase in the event the Company fails to declare and pay a dividend on a regularly scheduled dividend payment date; is redeemable for cash by the Company in whole or in part at any time, at a price (the "Redemption Price") equal to
(i) $125 per share if redeemed prior to March 31, 1996 and (ii) thereafter $120 per share, decreasing ratably over the succeeding five quarters to $100 per share, in each case plus accrued and unpaid dividends to the redemption date; is convertible, at the holder's option, at any time in whole or in part after the earlier of the Conversion Commencement Date or the date of any redemption notice into that number of shares of Common Stock as shall equal the quotient of the $100 per share divided by $.50, in each case subject to adjustment; and a liquidation preference of $100 per share, plus all accrued and unpaid dividends. The Company has reserved shares of Common Stock for conversion of the Series E Preferred Stock. The Series E Preferred Stock ranks senior to the Common Stock and pari passu with the Series A and Series B Preferred Stock with respect to the payment of dividends and distributions upon the liquidation of the Company. The Company issued 2,525 shares of Series E Preferred Stock in payment of the December 31, 1995 and June 30, 1996 dividends. In January 1997, the Company issued 2,328 shares of Series E Preferred Stock in payment of the December 31, 1996 dividend. In January 1997, the Company issued 2,328 shares of Series E Preferred Stock in payment of the December 31, 1996 dividend.

     Series F Preferred Stock
     ------------------------

      In December 1996, XCL authorized the issuance of up to 50,000 shares of a new series of Preferred Stock designated the Series F, Cumulative Convertible Preferred Stock, $1.00 par value per share ("Series F Preferred Stock") to two existing stockholders of XCL. The first individual was issued 20,179 shares of Series F Preferred Stock in consideration for: (i) the cancellation of a consulting agreement between the Company and such individual entered into on July 10, 1996, and the release of the Company from all obligations thereunder; (ii) the surrender of 1,325,000 shares of unregistered Common Stock and 2,466,875 warrants issued in connection with such consulting agreement;
(iii) the surrender and cancellation by such individual of rights to acquire 1,158,000 units comprised of 1,158,000 shares of registered Common Stock and 1,158,000 warrants to purchase Common Stock originally acquired pursuant to an agreement dated August 1, 1996, (iv) the surrender of registration rights with respect to 3,000,000 shares of Common Stock and 3,000,000 warrants originally issued in a unit offering dated September 18, 1995, and (v) the payment of $219,125. The second individual was issued 878 shares of Series F Preferred Stock in consideration for: (i) the surrender of 83,125 shares of unregistered Common Stock and 133,125 warrants issued as compensation for past fundraising activities; (ii) the surrender and cancellation of rights to acquire 42,000 units comprised of 42,000 shares of registered Common Stock and 42,000 warrants to purchase Common Stock originally acquired pursuant to an agreement dated August 1, 1996; (iii) the surrender of registration rights with respect to 75,000 shares of Common Stock and 75,000 warrants originally issued in an unit offering dated September 18, 1995; and (iv) the payment of $7,875.

      The Series F Preferred Stock is nonvoting except in certain circumstances, including the right to elect, together with holders of Preferred Stock with similar voting rights, two directors in the event XCL fails to pay two consecutive semi-annual dividends; bears a fixed cumulative dividend at the annual rate of $12 per share, payable semi-annually in cash, or, at the XCL's election, in additional shares of Series F Preferred Stock, subject to an increase in the event XCL fails to pay any regularly scheduled dividend; is redeemable in whole or in part at the election of XCL at any time, at a redemptive price of $100 per share, plus accrued and unpaid dividends to the redemption date; is convertible, at the holder's option, at any time six months after the date of issuance, in whole or in part, into that number of shares of Common Stock as shall equal the quotient of $100 per share divided by $0.25, subject to adjustment and XCL shall have the right to force conversion of the shares at the applicable conversion rate at any time after the shares of Common stock have traded at or in excess of $0.50 per share for 30 consecutive trading days; and a liquidation preference of $100 per share, plus all accrued and unpaid dividends. The Series F Preferred Stock ranks senior to the Common Stock and pari passu with the Series A, Series B and Series E Preferred Stock with respect to the payment of dividends and distributions upon the liquidation of XCL.

       Dividends
       ---------

      The Series A Preferred Stock dividend requirements are approximately 2.6 million pounds sterling (U.K.) annually (approximately $4.45 million) and currently insufficient liquidity exists to continue to pay such amounts. Further, the INCC Agreement restricts payment of cash dividends. With the approval of its lender, the Company declared the June 30, 1995 dividend payable in cash, with such cash to be obtained from the sale of Common Stock. In order to reduce the cash requirement, effective June 26, 1995, the Company entered into agreements with three U.S. holders of Series A Preferred Stock representing approximately 59 percent of the class, pursuant to which they elected to receive their dividends in Common Stock of the Company. The Company issued 4.3 million shares during the third quarter of 1995 under these agreements. The Company has agreed to register these shares of Common Stock. Cash dividends remaining to be paid with respect to the June 30, 1995 dividend declaration, aggregate approximately $900,000. The Company intends to either sell sufficient shares to pay the remaining dividend or offer such shares of Common Stock in payment of such dividend. As the Company was unable to pay this dividend by June 30, 1996, the holders of the Series A Preferred Stock are entitled to representation on the Board of Directors. The December 31, 1995 dividend payment on the Series A Preferred Stock has been declared payable in additional shares of Series A Preferred Stock. During 1996, the terms of the Series A Preferred Stock were amended to allow for payment of the December 31, 1995 and subsequent dividend payments to be made in additional shares of Series A Preferred Stock. The Board of Directors correspondingly approved a 250,000 share increase in the number of shares of authorized Series A Preferred Stock authorized. In March 1997, the Company issued 63,595 shares of Series A Preferred Stock in payment of the December 31, 1995 dividend. The Board of Directors elected not to declare the dividends payable June 30, 1996 and December 31, 1996 on the Series A Preferred Stock.

      Dividends during 1996 and 1995 on the Series B Preferred Stock were paid from proceeds of sales of redemption stock, which were applied first to accrued dividend then the redemption of shares of Series B Preferred Stock. During 1996, the Company issued 2,525 shares of Series E Preferred Stock in payment of the December 1995 and June 1996 dividends payable on the Series E Preferred Stock.

      The Company's ability to pay future cash dividends is restricted by the INCC Agreement.

  Common Stock
  ------------

      The  Company issued 28,326,927, 18,972,814 and  104,503,217 shares of Common Stock during 1996, 1995 and 1994, respectively. The Company had 284,712,086, 253,642,986 and 237,184,410 shares of Common Stock outstanding at December 31, 1996, 1995 and 1994, respectively.

      Common Stock Warrants
      ---------------------

      As of December 31, 1996, outstanding warrants to purchase the Company's Common Stock are as follows:

                                     Common Stock
                                    Issuable Upon    Warrant Exercise   Proceeds if
                                       Exercise           Price          Exercised
                                       -------            -----          ---------
Total Warrants Expiring in 1997......          -             -          $           -
Total Warrants Expiring after 1997 .. 43,778,896      $0.125 to $1.50      27,532,923
                                      ----------                           ----------
        Total Warrants............... 43,778,896                        $  27,532,923
                                      ==========                           ==========

      During November 1996, the Company offered a holder of (i) 2,040,00 warrants exercisable at $0.35 per share and (ii) 2,128,000 warrants exercisable at $0.25 per share, a reduction in the exercise price of such warrants to $0.125 in exchange for the immediate exercise of such warrants and the issuance of a like number of new warrants. During December 1996, a total of 2,128,000 shares of Common Stock were issued as a result of the exercise of such warrants and 2,128,000 new warrants were issued, exercisable at $0.125 per share. The Company received $266,000 upon exercise of these warrants. In January 1997, 2,040,000 shares of Common Stock were issued upon the exercise of the remaining warrants and 2,040,000 new warrants were issued, exercisable at $0.125 per share. The Company received $255,000 upon exercise of these warrants.

      During February 1997, the Company offered to reduce the exercise price on a total of 5.52 million warrants issued in connection with the Regulation S offerings conducted by Rauscher Pierce & Clark, as Placement Agent, in December 1995 and March 1996, in exchange for their immediate exercise. The offer was made to reduce the warrant price from $0.25 to $0.22 per share. One holder of 2.64 million warrants accepted the offer and as of March 31, 1997 had exercised 1,703,100 warrants for which the Company received net proceeds of $357,651. The Placement Agent agreed to accept $0.01 per share rather than 8% of the exercise price as required under the Placement Agent Agreement.

(8)  Income Taxes

      The Company has significant loss carryforwards which have been recorded as deferred tax assets. Due to realization of such amounts being deemed uncertain with respect to the provisions of SFAS No. 109, a valuation allowance has been recorded for the entire amount.

      The  significant components of the net deferred tax expense
(benefit) for 1996 and 1995, were as follows (000's):

                                                     1996        1995
                                                     ----        ----
Current year tax net operating loss............. $  (5,216)   $  (6,243)
Tax/book depreciation, depletion and
  amortization difference.......................     3,046      (24,936)
Oil and gas property expenditures treated as
  expense for income tax purposes...............        41        2,010
Other accruals..................................    (1,348)      (1,792)
Reserve for investments.........................      (855)      (1,318)
Increase (decrease) in valuation allowance......     4,332       32,279
                                                   -------      -------
                                                 $       -    $       -
                                                   =======      =======

      The components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995, were as follows (in
000's):

                                                     1996         1995
                                                     ----         ----
     Deferred tax assets:
         Net operating loss carryforwards....... $  59,518     $  54,329
         Other liabilities and reserves.........     2,815         1,960
         Property and equipment, net............    15,742        17,454
         Valuation allowance....................   (78,075)      (73,743)
                                                   -------       -------
     Total deferred tax assets.................. $       -     $       -
                                                   =======       =======

      At December 31, 1996, the Company had net operating loss carryforwards for tax purposes in the approximate amount of $160 million which are scheduled to expire by the year 2011. Additionally, the Company has available acquired net operating loss carryforwards in the approximate amount of $9.0 million which are scheduled to expire by the year 2000, and which are available to offset taxable income of an acquired subsidiary.

      At December 31, 1996, the Company had alternative minimum tax net operating loss carryforwards in the approximate amount of $100.0 million which are scheduled to expire by the year 2011. Additionally, the Company has acquired alternative minimum tax net operating loss carryforwards in the approximate amount of $12.0 million which are scheduled to expire by the year 2000, and which are available for use by an acquired subsidiary. The Company also has $1.0 million of general business credit carryforwards which are available until the year 2000 to offset future tax liabilities of an acquired subsidiary.

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

      The Company accounts for stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation expense has been recognized. If compensation expense for these plans had been recognized based on the fair value of awards at the grant dates consistent with Financial Accounting Standards Board Statement No. 123, the impact on the Company's net loss and loss per share would not have been material.

      A summary of the stock option plans activity for the years ended December 31, 1996, 1995 and 1994 is as follows:


                                                                                Non-
                                                               Incentive     Qualified
                                                   Total        Options        Options
                                                   -----        -------        -------
Balance outstanding at December 31, 1993.....    9,008,690     3,091,473      5,917,217
Options granted in 1994 at $1.25.............    4,896,683     2,077,500      2,819,183
Options canceled during year.................   (1,300,200)     (620,200)      (680,000)
Options exercised during year................     (140,000)            -       (140,000)
                                                ----------     ---------      ---------
Balance outstanding at December 31, 1994.....   12,465,173     4,548,773      7,916,400
Options granted in 1995 at $1.25 per share...      680,000       200,000        480,000
Options canceled during year.................   (1,562,500)   (1,162,358)      (400,142)
                                                ----------     ---------      ---------
Balance outstanding at December 31, 1995.....   11,582,673     3,586,415      7,996,258
Options granted in 1996 at $1.25 per share...      242,000       140,333        101,667
Options canceled during year.................   (1,522,000)     (501,149)    (1,020,851)
                                                ----------     ---------      ---------
Balance outstanding at December 31, 1996.....   10,302,673     3,225,599      7,077,074
                                                ==========     =========      =========
Shares exercisable at December 31, 1994......    9,586,828     3,153,765      6,433,063
                                                ==========     =========      =========
Shares exercisable at December 31, 1995......   10,258,327     2,987,072      7,271,255
                                                ==========     =========      =========
Shares exercisable at December 31, 1996......   10,141,339     3,064,265      7,077,074
                                                ==========     =========      =========

Shares available for future grant under
  the plans at December 31, 1996.............    4,572,661
                                                ==========

      As of December 31, 1996, the 10,302,673 stock options outstanding have exercise prices ranging from $1.25 to $2.125 with a weighted average price of $1.29 per share. The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions used for grants in 1996 and 1995, respectively: dividend yield of .0 percent and .0 percent, volatility of 100 percent and 100 percent, risk free interest rate of 6.68 percent and 7.78 percent and expected period outstanding for 10 years for both years. The weighted average fair value of options granted in 1996 and 1995 was $.28 and $.69, respectively.

(10) Employee Benefit and Incentive Compensation Plans

      In 1989, the Company adopted an employee benefit plan under
Section 401(k) of the Internal Revenue Code, for the benefit of employees meeting certain eligibility requirements. The Company has received a favorable determination letter from the Internal Revenue Service regarding the tax favored status of the 401(k) plan. Employees can contribute up to 10 percent of their compensation. The Company, at its discretion and subject to certain limitations, may contribute up to 75 percent of the amount contributed by each participant. There were no Company contributions in 1996, 1995 or 1994.

 (11)     Other Commitments, Contingencies and Subsequent Events

      Other commitments, contingencies and subsequent events include:

     o The Company acquired the rights to the exploration, development and production of the Zhao Dong Block by executing a Production Sharing Agreement with CNODC in February 1993. Under the terms of the Production Sharing Agreement, the Company and its partner are responsible for all exploration costs. If a commercial discovery is made, and if CNODC exercises its option to participate in the development of the field, all development and operating costs and related oil and gas production will be shared up to 51 percent by CNODC and the remainder by the Company and its partner.

          The Production Sharing Agreement includes the following additional principal terms:

          The Production Sharing Agreement is basically divided into three periods: the Exploration period, the Development period and the Production period. Work to be performed and expenditures to be incurred during the Exploration period, which consists of three phases totaling seven years from May 1, 1993, are the exclusive responsibility of the Contractor (the Company and its partner as a group). The Contractor's obligations in the three exploration phases are as follows:

          1. During the first three years, the Contractor is required to drill three wildcat wells, perform seismic data acquisition and processing and expend a minimum of $6 million (The Contractor has drilled two wildcat wells, satisfied the seismic acquisition and minimum expenditure requirements
               and   has  received  an  extension  allowing   the
               drilling  of  the  third wildcat well  during  the
               first year of the second exploration phase.   Upon
               completion   of   drilling,   logging   and,    if
               applicable, testing of the F-1 well now drilling, the first phase commitments will have been met.);

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

     o On December 1, 1995, the Company submitted certain accounting disputes to arbitration arising from Apache's operations at the Zhao Dong Block. In the initial submission, the Company disputed certain amounts charged to the Company by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls. Amounts involved in later months' joint interest billings and cash calls
          were subsequently added to the submission.   On April 10, 1997,
          the Company paid to Apache $3,114,700 representing all amounts that the Company believes are due Apache for charges under the Joint Operating Agreement. Apache invoices total $979,790 greater than the amount paid and the Company has disputed the additional amounts and such amounts are the subject of the above-referenced arbitration. The Company is of the opinion, based upon discussions with senior Apache personnel, that the dispute will be resolved to the mutual satisfaction of both parties without resorting to formal arbitration procedures.

     o By letter dated November 8, 1996, the AMEX has informed the Company that they are reviewing the Company's continued listing eligibility because:

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

          On   December   16,   1996,  the   Company   met   with
          representatives of the AMEX to present  information  in
          support  of  a  continued  listing.   By  letter  dated
          January 16, 1997, the AMEX notified the Company that it has determined to defer further consideration of the Company's continued listing eligibility until it has reviewed the Company's 1996 Form 10-K, and the further review of the Company's favorable progress in satisfying guidelines for continued listing.

     o During February 1997, the Company sold its remaining interest (41.089%) in the Seller Notes securing the Lutcher Moore Tract ($217,961 in principal) for $193,916 net after discount.
          In connection with the sale, the Company issued stock purchase warrants pursuant to which the purchasers can acquire 1,874,467 shares of Common Stock at an exercise price of $0.25 per share, expiring December 31, 1999.

     o During February 1997, the Company sold 13,458 shares of Series A Preferred Stock for $157,240. The proceeds were used to pay the withholding taxes and fractional interests with respect to the December 31, 1995 dividend payment. In March 1997, the Company issued an additional 50,137 shares of Series A Preferred Stock in payment of this dividend, therefore fulfilling its obligation for such dividend period.

     o During February 1997, the Company offered to reduce the exercise price on a total of 5.52 million warrants issued in connection with the Regulation S offerings conducted by Rauscher Pierce & Clark, as Placement Agent, in December 1995 and March 1996, in exchange for their immediate exercise of such warrants. The exercise price was reduced from $0.25 to $0.22 per share.
          One holder of 2.64 million warrants accepted the offer and at March 31, 1997, had exercised 1,703,100 warrants. The Placement Agent agreed to accept $0.01 per share commission rather than $0.02 as provided for in the Placement Agency Agreement resulting in the Company receiving $0.21 per share net.

     o During February 1997, the Company issued a total of 21,057 shares of Series F Preferred Stock in consideration of $225,000, assignment of 1,408,125 shares of Common Stock and 2,600,000 warrants to purchase Common Stock and the release by the purchasers of certain claims against the Company arising from the Company's inability to perform under the terms of existing agreements. Each share of Series F Preferred Stock is convertible, at the holder's option, into 400 shares of Common Stock.

     o On March 31, 1997, the Company sold its office building at 110 Rue Jean Lafitte, Lafayette, Louisiana for $900,000. The Company on the same day, entered into a lease with the purchasers for one floor of the two story building for a term of 22 months with an option to extend for an additional eight month period. The outstanding balance of the underlying mortgage as of December 31, 1996 was $652,000, which has been repaid in full upon the sale of the building.

     o On April 10, 1997, a wholly owned subsidiary of the Company sold $3.1 million of notes and 10.1 million warrants to purchase a like number of shares of Common Stock of the Company at $0.01 per share. These notes are expected to be repaid from proceeds of the Offering. The proceeds from these notes were immediately paid to Apache for unpaid cash calls.

     o The Company has future commitments of $1.5 million associated with its joint venture contract to enter the lubricating oil business in China.

     o During 1992, the Company received notice, and amendment thereto, of a proposed assessment for state income and franchise taxes. During December 1993, the Company and two of its wholly-owned subsidiaries, XCL-Texas, Inc. and XCL Acquisitions, Inc. were sued in separate law suits entitled Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. Exploration Company of Louisiana, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-
          5449); Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. XCL-Texas, Incorporated (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5450); and Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana vs. XCL Acquisitions, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5337) by the Louisiana Department of Revenue for Louisiana State corporate franchise and income taxes. The claims relate to assessments for the 1987 through 1991 fiscal years. The aggregate amount of the assessments, including penalties and interest, is approximately $2.5 million as of the original due date excluding extensions for filing of the respective returns. The Company believes that this contingency has been adequately provided for in the consolidated financial statements. The law suits are all in their initial stages. The Company has filed answers to each of these suits and intends to defend them vigorously. The Company believes it has meritorious defenses and has instructed its counsel to contest these claims.

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

     o During April 1994, the Company was sued in an action entitled Kathy M. McIlhenny vs. The Exploration Company of Louisiana, Inc. (15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 941845). Kathy McIlhenny, former wife of a former director of the Company, has asserted a claim in the aggregate amount of approximately $500,000 in respect of compensation for certain services alleged to have been performed on behalf of the Company and under an alleged verbal employment agreement and, by amendment, asserted a claim for payments arising from purported rights to mineral interests. The Company believes that all such claims are without merit and rejects the existence of any such alleged agreement. Recently concluded negotiations have resulted in a settlement of all claims which will result in an exchange of mutual releases.

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

          In response to the request by the lessors' counsel, the Company has granted the lessors an extension of time to respond to discovery demands made by the Company to allow sufficient time to pursue settlement of this litigation. The Company believes that any such settlement will not have a material adverse effect on the Company.

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

(12) Other Related Party Transactions

      The Company had transactions with certain officers and affiliates, as follows:

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

     o In 1994, the Company purchased from a company affiliated with a former director an interest in a 72,000-acre ranch in south Texas by issuance of Common Stock (see Note 5).


(13) Oil and Gas Producing Activities

      The following supplementary information is presented in accordance with the requirements of Statement of Financial
Accounting  Standards  No. 69 - "Disclosures About  Oil  and  Gas
Producing Activities."

        Results of Operations from U.S. Oil and Gas Producing
        -----------------------------------------------------
                           Activities
                           ----------

      The results of operations from oil and gas producing activities for the three years ended December 31, 1996 are as follows (000's):

                                                            Year Ended December 31
                                                          -------------------------
                                                          1996       1995      1994
                                                          ----       ----      ----
Revenues from oil and gas producing activities:
      Sales to unaffiliated parties.................  $   1,136  $   2,480  $   4,336
                                                        -------    -------    -------
Production (lifting) costs:
      Operating costs (including marketing).........        342        985      1,341
      State production taxes and other..............         28         51        356
                                                        -------    -------    -------
             Production costs.......................        370      1,036      1,697
Depletion and amortization..........................        437      1,989      3,059
Provision for impairment of oil and gas properties..      3,850     75,300     25,900
                                                        -------    -------    -------
              Total expenses........................      4,657     78,325     30,656
                                                        -------    -------    -------
Pretax loss from producing activities...............     (3,521)   (75,845)   (26,320)
Income tax expense..................................          -          -          -
                                                        -------    -------    -------
Results of oil and gas producing activities
  (excluding corporate overhead and interest costs).  $  (3,521)  $(75,845) $ (26,320)
                                                        =======    =======    =======

      The  depreciation, depletion and amortization  (DD&A)  rate averaged $0.96, $1.23 and $1.25 per equivalent Mcf in 1996,  1995 and 1994, respectively.


  Capitalized Costs
  -----------------

      Capitalized costs and accumulated depreciation, depletion and amortization relating to the Company's proved and unproved oil and gas properties, are as follows (000's):

                                                                      December 31
                                                                     --------------
                                                                     1996      1995
                                                                     ----      ----
   Foreign proved and unproved properties under development.....  $ 34,305  $ 27,315

   Accumulated depreciation, depletion and amortization,
     and valuation allowances...................................         -         -
                                                                   -------   -------
         Total net capitalized costs............................  $ 34,305  $ 27,315
                                                                   =======   =======

      The capitalized costs for the foreign properties represent cumulative expenditures related to the Zhao Dong Block Production
Sharing Agreement.


      The Company's investment in oil and gas properties as of December 31, 1996, consists of unevaluated properties which have been excluded from amortization. Such costs will be evaluated in future periods based on management's assessment of exploration activities, expiration dates of licenses, permits and concessions, changes in economic conditions and other factors. As these properties become evaluated or developed, their cost and related estimated future revenue will be included in the calculation of the DD&A rate. Such costs were incurred as follows:

      Costs for foreign proved and unproved properties under development were incurred as follows (000's):

                                                              Year Ended December 31
                                                      --------------------------------------
                                                                                     1993
                                          Total       1996      1995      1994     and Prior
                                          -----       ----      ----      ----     ---------
  Property acquisition costs........... $ 26,408   $  4,223   $ 7,023   $  8,978   $  6,184
  Capitalized interest costs...........    7,897      2,767     2,596      1,792        742
                                          ------     ------    ------    -------    -------
         Total foreign proved and
          unproved properties
          under development............ $ 34,305   $  6,990   $ 9,619   $ 10,770   $  6,926
                                          ======     ======    ======    =======    =======

  Capitalized Costs Incurred
  --------------------------

     Total capitalized costs incurred by the Company with respect to its oil and gas producing activities including those held for sale were as follows (000's):

                                                                 Year Ended December 31
                                                           -------------------------------
                                                           1996 (a)    1995 (a)   1994 (a)
                                                           --------    --------   --------
     Costs incurred:
         Unproved properties acquired..................... $  4,223    $  7,209   $  9,458
         Capitalized internal costs.......................        -         135        660
         Capitalized interest and amortized debt costs....    2,767       3,075      5,239

     Exploration..........................................        -           -      2,181

     Development..........................................        4       1,590      3,798
                                                            -------     -------    -------
                       Total costs incurred............... $  6,994    $ 12,009   $ 21,336
                                                            =======     =======    =======

     -----------
      (a) Includes Zhao Dong Block expenditures net of partner reimbursements of $4,223, $7023 and $8,978 in 1996,
          1995 and 1994, respectively for property acquisition costs and capitalized interest of $2,767, $2,596 and $1,792 in 1996, 1995 and 1994, respectively.


                   Proved Oil and Gas Reserves
                   ---------------------------

      The following table sets forth estimates of the Company's net interests in proved and proved developed reserves of oil and gas and changes in estimates of proved reserves. The Company's net interests in 1996 are located in China and in 1995 and 1994 were located in the United States.

                                        Crude Oil (MBbls)
                                        -----------------
                                                       1996      1995      1994
                                                       ----      ----      ----
Beginning of year...................................       -       294      395

    Discoveries.....................................  10,579         -        -
    Revisions of previous estimates.................       -        24      (66)
    Production......................................       -       (19)     (31)
    Purchases (sales) of minerals in place..........       -      (241)      (4)
    Transfer of property to assets held for sale....       -       (58)       -
                                                      ------     -----    -----
End of year.........................................  10,579         -      294
                                                      ======     =====    =====
Proved developed reserves -
    Beginning of year...............................       -       126      153
                                                      ======     =====    =====
    End of year.....................................       -         -      126
                                                      ======     =====    =====

                              Natural Gas (MMcf)
                              ------------------
                                                        1996     1995     1994
                                                        ----     ----     ----
Beginning of year...................................       -    74,208   77,886
    Revisions of previous estimates.................       -    (9,003)  (9,547)
    Extensions and discoveries......................       -         -    8,227

Production..........................................       -    (1,474)  (2,218)
    Purchases (sales) of minerals in place..........       -    (6,274)    (140)
    Transfer of property to assets held for sale....       -   (57,457)       -
                                                       -----   -------   ------
End of year.........................................       -         -   74,208
                                                       =====   =======   ======
Proved developed reserves -
    Beginning of year...............................       -    34,792   38,161
                                                       =====   =======   ======
    End of year.....................................       -         -   34,792
                                                       =====   =======   ======


      The Company's estimated quantities of oil and gas as of December 31, 1996 were prepared by H.J. Gruy and Associates,
Inc., independent engineers.

      The revisions in the Company's estimated quantities of gas and oil are attributable to revised estimates by Company engineers in 1995 and 1994. For fiscal 1995 and 1994 significant downward revisions were attributed to the Company's interest in the Cox Field in Texas due largely to performance of producing wells.

                    Supplementary Information
                    -------------------------

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

      Future net cash flows are further reduced by future income taxes which are calculated by applying the statutory federal income tax rate to pretax future net cash flows after utilization of available tax carryforwards.

      To reflect the estimated timing of future net cash flows, such amounts have been discounted by the FASB prescribed annual rate of 10 percent.

      In view of the uncertainties inherent in developing this supplementary information, it is emphasized that the information represents approximate amounts which may be imprecise and extreme caution should accompany its use and interpretation.

Standardized Measure of Discounted Future Net Cash Flows Related
                 to Proved Oil and Gas Reserves

     The standardized measure of discounted future net cash flows from proved oil and gas reserves, determined in accordance with rules prescribed by the FASB, is summarized as follows:

                                                          Year Ended December 31
                                                      ---------------------------------
                                                      1996 (a)   1995 (a)      1994 (a)
                                                      --------   --------      --------
                                                          (Thousands of Dollars)
Future cash inflows................................. $222,797    $103,048     $159,666
Future costs:
    Production, including taxes.....................  (39,033)    (20,937)     (30,455)
    Development.....................................  (40,904)    (35,276)     (34,534)
                                                      -------     -------      -------
Future net inflows before income taxes..............  142,860      46,835       94,677
Future income taxes (b).............................        -           -            -
                                                      -------     -------      -------
Future net cash flows...............................  142,860      46,835       94,677
10% discount factor.................................  (63,798)    (20,795)     (34,429)
Transfer of properties to assets held for sale......        -     (26,040)           -
                                                      -------     -------      -------
Standardized measure of discounted net cash flows... $ 79,062    $      -     $ 60,248
                                                      =======     =======      =======

-------------
(a)   1996  represents  China properties  only.   1995  and  1994
      represents U.S. properties only.
(b) No taxes have been reflected because of utilization of net operating loss carryforwards.

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

  Changes in Standardized Measure of Discounted Future Net Cash
  -------------------------------------------------------------
               Flow From Proven Reserve Quantities
               -----------------------------------

                                                           Year Ended December 31
                                                       -------------------------------
                                                       1996 (a)    1995 (a)   1994 (a)
                                                       --------    --------   --------
                                                          (Thousands of Dollars)
Standardized measure-beginning of year................ $     -   $  60,248   $ 65,188
Increases (decreases):
    Sales and transfers, net of production costs......       -      (1,347)    (2,639)
    Net change in sales and transfer prices, net of
       production costs...............................       -     (15,095)    (3,458)
    Extensions, discoveries and improved recovery,
      net of future costs.............................  79,062           -      8,664
    Changes in estimated future development costs.....       -      (2,886)      (526)
    Development costs incurred during the period that
       reduced future development costs...............       -       1,117          -
    Revisions of quantity estimates...................       -      (8,003)   (14,695)
    Accretion of discount.............................       -       6,024      6,519
    Net change in income tax..........................       -           -          -
    Purchase (sales) of reserves in place.............       -      (4,654)      (157)
    Changes in production rates (timing) and other....       -      (9,364)     1,352
    Reclassification of reserves to assets held
      for sale........................................       -     (26,040)         -
                                                        ------     -------    -------
Standardized measure-end of year...................... $79,062    $      -   $ 60,248
                                                        ======     =======    =======

------------
(a)   1996  represents  China properties  only.   1995  and  1994
      represents U.S. properties only.

(14) Supplemental Financial Information

                 Quarterly Results of Operations
                 -------------------------------

                                                 Quarter                     Year
                               -----------------------------------------     ----
                               First       Second       Third     Fourth
                               -----       ------       -----     ------
                                 (Thousands of Dollars, Except Per Share Amounts)
1996
----
Oil and gas revenues......... $   576     $    361    $     94   $    105   $  1,136
Loss from operations (a).....  (1,057)      (1,970)     (1,606)    (5,160)    (9,793)
Net loss (a).................  (1,641)      (3,062)     (1,733)    (5,638)   (12,074)
Net loss per share (a).......    (.01)        (.02)       (.01)      (.03)      (.07)
1995
----
Oil and gas revenues......... $   678     $    724    $    604   $    474   $  2,480
Loss from operations (b).....  (1,269)     (12,349)    (10,362)   (61,693)   (85,673)
Net loss (b).................  (1,612)     (13,263)    (10,496)   (62,466)   (87,837)
Net loss per share (b).......    (.01)        (.07)       (.04)      (.26)      (.38)

--------------
(a) 1996 results include a provision for impairment of oil and gas properties held for sale of $3,850.
(b) 1995 results include a provision for impairment of oil and gas properties held for sale of $75,300.

Item  9.    Changes  in  and  Disagreements  on  Accounting   and
Financial Disclosure.

     There have been no changes in and there are no disagreements with the Company's accountants on accounting and financial disclosure.

                            PART III
                            --------

Item 10.       Directors and Executive Officers of the Registrant.
               ---------------------------------------------------

      Officers of the Company and its wholly owned subsidiaries serve at the pleasure of the Board of Directors and are appointed annually at the meeting of the Board of Directors immediately following the annual meeting of shareholders. The following individuals were officers and directors of the Company and its subsidiaries during 1996.

                                                                          Officer   Director
            Name                             Position               Age    Since      Since
            ----                             --------               ---    -----      -----
Marsden W. Miller, Jr. .......  Chairman of the Board
                                and Chief Executive Officer (1)      55     1981      1981
John T. Chandler..............  President and Director,
                                Chairman and Chief Executive
                                Officer of XCL-China Ltd. (1)(6)     64     1982      1983
David A. Melman...............  Executive Vice President, General
                                Counsel, Secretary and Director (1)  54     1983      1987
Edmund McIlhenny, Jr. ........  Director of the Company, President
                                of XCL Land, Ltd. (4)                51     1991      1990
Fred Hofheinz.................  Director of the Company, Attorney
                                at Law (2)(3)                        59        -      1991
Arthur W. Hummel, Jr. ........  Director of the Company,
                                Independent Consultant (2)(3)        76        -      1994
Sir Michael Palliser..........  Director of the Company,
                                Independent Consultant (2)(3)        74        -      1994
Francis J. Reinhardt, Jr. ....  Director of the Company, Partner
                                in Carl H. Pforzheimer & Co. (2)(3)  67        -      1992
Danny M. Dobbs................  Executive Vice President and
                                Chief Operations Officer (5)         51     1991         -
Herb Hamilton.................  Executive Vice President Operations,
                                XCL-China, Ltd. (6)                  61     1995         -
Pamela G. Shanks..............  Vice President-Finance, Chief
                                Financial Officer and Treasurer (7)  44     1992         -
R. Carter Cline...............  Vice President-Land                  48     1990         -
John H. Haslam................  Treasurer (8)                        55     1996         -
---------------

(1) Member of the Executive Committee. The Committee met twice during 1996 and, subject to certain statutory limitations on its authority, has all of the powers of the Board of Directors while the Board is not in session, except the power to declare dividends, make and alter Bylaws, fill vacancies on the Board or the Executive Committee, or change the membership of the Executive Committee.

(2) Member of the Compensation Committee. The Committee met once in 1996. It is charged with the responsibility of administering and interpreting the Company's stock option plans; it also recommends to the Board the compensation of employee-directors, approves the compensation of other executives and recommends policies dealing with compensation and personnel engagements.

(3) Member of the Audit Committee. The Committee met once in 1996. It reviews with the independent auditors the general scope of audit coverage. Such review includes consideration of the Company's accounting practices, procedures and system of internal accounting controls. The Committee also recommends to the Board the appointment of the Company's independent auditors, and at least annually, the Committee reviews the services performed and the fees charged by the independent auditors engaged by the Company.

(4) XCL Land, Ltd. is a wholly owned subsidiary of the Company through which the Company holds title to and manages its fee properties. Effective February 1, 1996, Mr. McIlhenny resigned as an officer of XCL Land, Ltd. and effective June 26, 1996, Mr. McIlhenny resigned as a director of the Company.

(5) Effective March 17, 1994, Mr. Dobbs was appointed to the position of Executive Vice President and Chief Operations
     Officer of the Company.

(6) XCL-China, Ltd. is a wholly owned subsidiary of the Company which manages the Company's oil and gas operations in China.

(7) Effective February 1, 1996, Ms. Shanks resigned as an officer of the Company.

(8)  Mr. Haslam was appointed Treasurer on March 21, 1996.

      Under the Certificate of Incorporation and Bylaws of the Company, the Board of Directors is divided into three classes of directors serving staggered three-year terms, with one class of directors to be elected at each annual meeting of shareholders and to hold office until the end of their term and until their successors have been elected and qualified. The current Class I directors, whose terms of office expire at the 1997 annual meeting of shareholders, are Messrs. David A. Melman, Arthur W. Hummel, Jr. and Michael Palliser; and the current Class II directors, whose term of office expire at the 1998 annual meeting of shareholders, are Messrs. Marsden W. Miller, Jr. and Francis
J. Reinhardt, Jr.; and the current Class III directors, whose terms of office expire at the 1999 annual meeting of shareholders, are Messrs. John T. Chandler and Fred Hofheinz. Mr. Edmund McIlhenny, a Class II director, resigned effective June 26, 1996.

     The Board held five meetings in 1996. The average attendance by directors at these meetings was 97 percent, and all directors attended 98 percent of the Board and Committee meetings they were scheduled to attend.

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

      Pursuant to the terms of an agreement dated April 17, 1992 between the Company and China Investment & Development Co., Ltd. ("CIDC"), the Company granted to CIDC the right to appoint a nonvoting observer to the Company's Board of Directors so long as CIDC owns at least 16,667 shares of Series B Preferred Stock or their equivalent in Common Stock on an as converted basis. As a result of certain dividend payment defaults, the holders of the Company's Series A Preferred Stock are entitled to elect (voting as a class with all other shares of parity stock) two additional directors until all past accumulated dividends have been paid in full. In addition, as a result of such dividend payment defaults, the holders of the Company's Series A Preferred Stock are entitled to cast 21 votes for each share of such Stock voting together with the Common Stockholders on all matters subject to Common Stockholder vote.

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

      JOHN T. CHANDLER, is President of the Company and Chairman and Chief Executive Officer of XCL-China Ltd., a wholly owned subsidiary of the Company responsible for the Company's operations in China. He joined the Company in June 1982, becoming a director in May 1983. From 1976 until he joined the Company, he was the Managing Partner of the Oil and Gas Group of GSA Equity, Inc., New York and director of Executive Monetary Management, Inc., the parent company of GSA Equity, Inc. From 1972 to 1976, he was director and Vice President of Exploration and Production of Westrans Petroleum, Inc. and a director of a number of its subsidiaries. During 1971 and 1972, he was a petroleum consultant and manager of the oil department of Den Norske Creditbank in Oslo, Norway. Mr. Chandler was Vice President and Manager of the Petroleum Department of the Deposit Guaranty National Bank in Jackson, Mississippi from 1969 to August 1971 and, from 1967 to February 1969, was a petroleum engineer first for First National City Bank and then The Bank of New York. From March 1963 to July 1967, he was employed by Ashland Oil and Refining Company as a petroleum engineer. From 1959 to 1963, he held the same position with United Producing Company, Inc., which was acquired by Ashland Oil.

      Mr. Chandler graduated from the Colorado School of Mines with a Professional degree in petroleum engineering and is a Registered Professional Engineer in the States of Colorado and Texas, a member of the Society of Petroleum Evaluation Engineers and a member of AIME.

      DAVID A. MELMAN, is Executive Vice President, General Counsel and Secretary of the Company and, since September 14, 1987, a director of the Company. Prior to joining the Company in December of 1983, he held senior management positions with an oil and gas venture capital partnership sponsored by Citibank N.A. (since May 1981) and with Energy Assets International Corporation from September 1978 to May 1981. His professional experience includes the practice of law with Burke & Burke (1969-1971) and of accountancy with Coopers & Lybrand (1968-1969). He is a member of the New York State Bar. Mr. Melman holds a B.S. degree in economics and J.D. and LL.M (taxation) law degrees.

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

     ARTHUR W. HUMMEL, JR., a director since April 1994, has been active in consulting with firms doing business in East Asia, and participating in academic and scholarly conferences in the U.S. and in the East Asia region since his retirement, after 35 years of service, from the State Department in 1985. He is a member and trustee of many academic, business, and philanthropic organizations involved in international affairs.

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

      HERBERT F. HAMILTON is Vice President Operations of XCL-China Ltd., having joined the Company in 1995. Mr. Hamilton has more than 30 years of experience in the fields of engineering, construction, construction management and consulting on heavy civil works, offshore platforms, submarine pipelines and construction equipment in over 35 countries. From 1990 to 1993, Mr. Hamilton served as Senior Project Manager for Earl and Wright in Houston, Texas. From 1993 to 1994, he served as President and a consultant to Planterra, Inc. in Houston, Texas and from 1994 until joining the Company, he was an independent consultant. Mr. Hamilton is a Registered Professional Engineer and holds a B.S. in Architectural Engineering from the University of Texas at Austin.

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

      JOHN H. HASLAM is Treasurer, having joined the Company in 1990. From 1988 until joining the Company, he was employed by
United Gas Pipeline as Credit Manager. From 1986 to 1988, he served as Director of Internal Audit for TransAmerican Natural Gas Corporation. From 1981 to 1986 he was the Audit Manager for ENSTAR Corporation. He was with Getty Oil from 1963 until 1981, as Audit Manager of Joint Venture Operations and various other accounting positions. Mr. Haslam holds a B.B.A. degree in Marketing from Baylor University.

Compliance with Section 16(a) Filing Requirements

      To the Company's knowledge, instances of failure to file reports with respect to reportable transactions during the year ended December 31, 1996, as required by Section 16(a) of the Exchange Act are as follows:

                       Reports     Number of   Known Failure     Number of
Reporting Person     Filed Late  Transactions  to File Form     Transactions
----------------     ----------  ------------  ------------     ------------
M. W. Miller, Jr.       Form 4         7             -               -

     All other reporting persons who are officers or directors of the Company have provided the Company with written representations that no Form 5 filing was required in that all reportable transactions were timely filed on the appropriate forms.


Item 11.     Executive Compensation.
             -----------------------

      The following table sets forth information regarding the total compensation of the Chief Executive Officer and each of the four most highly compensated executive officers of the Company at the end of 1996, as well as the total compensation paid to each such individual for the Company's two previous fiscal years. Each of the named individuals has held his/her respective office throughout the entire fiscal year.

                   Summary Compensation Table
                   --------------------------

                                                                     Long Term Compensation
                                                            -----------------------------------------
                                     Annual Compensation            Awards              Payouts
                                    ----------------------  --------------------  -----------------
      (1)                                    (2)     (3)       (4)        (5)
                                                    Other   Restricted
     Name and                                       Annual    Stock     Options/   LTIP   All Other
     Principal                      Salary  Bonus   Compen-   Awards     SARs     Payout   Compen-
     Position                Year     ($)    ($)   sation ($)   ($)       (#)      ($)     sation ($)
--------------------------   ----   ------- -----  ---------- ------     -------  ------   ------
Marsden W. Miller, Jr.       1996   150,000   -       -          -         -        -          -
Chairman and                 1995   150,000   -       -          -         -        -          -
 Chief Executive Officer     1994   150,000   -       -          -     1,625,000
                                                                       1,875,000
                                                                         525,000     -         -

John T. Chandler (6)(7)      1996   150,000   -       -          -         -         -         -
President; Chairman and      1995   150,000   -       -          -       120,000     -         -
 Chief Executive Officer     1994   150,000   -       -          -       470,000
 of XCL-China Ltd.                                                     1,025,000
                                                                         100,000     -         -

David A. Melman (8)          1996   150,000   -       -          -         -         -         -
Executive Vice President,    1995   150,000   -       -          -       300,000     -         -
 General Counsel and         1994   150,000   -       -          -       470,000
 Secretary                                                             1,025,000
                                                                         100,000     -         -

Danny M. Dobbs (9)           1996   135,000   -       -          -        97,000     -         -
Executive Vice President     1995   116,250   -       -          -         -         -         -
 and Chief Operations        1994   110,000   -       -          -       148,000     -         -
 Officer

Herbert F. Hamilton (10)     1996   144,000   -       -          -         -         -         -
Executive Vice President     1995    98,800   -       -          -       200,000     -         -
 Operations, XCL-China       1994         -   -       -          -         -         -         -

___________
(1) Prior to April 1, 1994, each executive was employed under an agreement with the Company which provided that if his/her employment was terminated prior to the agreement's termination under certain circumstances he/she would receive compensation for 30 months. Such employment agreements were surrendered, effective April 1, 1994, in exchange for stock purchase warrants (see "Employment Agreements" below).
(2)  Effective March 30, 1994, the Management Incentive Plan  was
     terminated.
(3) Excludes the cost to the Company of other compensation that, with respect to any above named individual, does not exceed the lesser of $50,000 or 10 percent of such individual's salary and bonus.
(4) Although the Company's Long Term Stock Incentive Plan permits grants of restricted stock and stock appreciation rights, no grants of those incentive awards have been made.
(5) The first amount represents awards of stock options granted under the Company's Long Term Stock Incentive Plan. The second amount represents the number of five-year stock purchase warrants, received upon surrender of an employment agreement with the Company, determined based upon a formula whereby each of the individuals were to be offered a warrant, based upon the length of time of employment with the Company, for a maximum of two shares of Common Stock for each dollar of compensation remaining to be paid to such individual under his or her agreement (based upon the product of his or her highest monthly base salary and the number of months remaining under his or her contract), at an exercise price of $1.25 per share. The third number represents five-year stock purchase warrants, received for each dollar of salary reduction for the 15-month period commencing January 1, 1993 through March 31, 1994, determined based on the same formula and at the same exercise price used in the granting of warrants upon surrender of the employment agreements. (See "Employment Agreements" below.)
 (6) XCL-China Ltd. is a wholly owned subsidiary of the Company which manages the Company's operations in China.
 (7) Mr. Chandler was granted 120,000 options to replace options granted in 1984 which expired unexercised in December 1994.
 (8) Mr. Melman was granted 120,000 options to replace options granted in 1984 which expired unexercised in December 1994, and 180,000 options to replace options granted in 1985 which expired unexercised in March 1995.
 (9) Mr. Dobbs was granted 97,000 options to replace options granted in 1985 which expired unexercised in December 1995.
(10) Mr. Hamilton commenced employment with the Company on April 24, 1995. As part of his employment package he was awarded 200,000 options.

Stock Options
-------------

      The Company currently maintains three stock option plans which were adopted by shareholders at various times commencing in 1985. All of the plans are administered by the Compensation Committee and provide for the granting of options to purchase shares of Common Stock to key employees and directors of the Company, and certain other persons who are not employees of the Company but who from time to time provide substantial advice or other assistance or services to the Company.

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

      The LTSIP also formally incorporates resolutions previously adopted by the Board regarding one-time grants of NSOs covering
100,000 shares to each new nonemployee director upon his taking office.

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

     On July 1, 1994, the shareholders approved amendments to the LTSIP to increase the number of shares reserved for issuance under the Plan by an additional 1,500,000 shares to an aggregate of 16.5 million and corresponding amendment to the Plan increasing the limitation on the total number of shares subject to options that can be granted to directors to 13,200,000 of which 3,300,000 shares may be granted to nonemployee directors. At the same time, shareholders ratified the conditional grant of options to acquire 3,076,500 shares, made by the Board of Directors on March 30, 1994, to various executive officers and directors. In 1994, additional options totaling 1,820,183 were awarded to nonexecutive officers, employees and consultants of the Company.

      The closing price of the Company's Common Stock on the American Stock Exchange on March 31, 1997 was $0.25 per share.

      The following tables set forth, for those persons named in the "Summary Compensation Table" information on stock options granted during 1996 and all stock options outstanding as of December 31, 1996.


              Option/SAR Grants in Last Fiscal Year
              -------------------------------------

                                                                        Potential Realizable Value
                                                                          at Assumed Annual Rates
                                                                        of Stock Price Appreciation
                             Individual Grants                                for Option Term
      (a)              (b)           (c)           (d)          (e)                (f)      (g )
                                  % of Total
                                   Options/
                                     SARs
                                   Granted to
                     Options/     Employees in  Exercise or
                       SARs          Fiscal      Base Price   Expiration
     Name           Granted (#)     Year (3)     ($/Share)       Date      0% ($)       5% ($)     10% ($)
    ------          -----------   ------------  -----------   ----------   ------       ------     -------
M.W. Miller, Jr.        -             0%             -             -         -            -            -
J.T. Chandler           -             0%             -             -         -            -            -
D.A. Melman             -             0%             -             -         -            -            -
D.M. Dobbs            97,000 (1)     40%          $1.25        April 10, (90,937.50)  (71,874.13)  (42,627.18)
                                                                  2000
H.F. Hamilton           -             0%             -             -         -            -            -

---------------
(1) Mr. Dobbs was granted 97,000 options to replace options granted in 1985 which expired unexercised in December 1995.

       Aggregated Option/SAR Exercises In Last Fiscal Year
       ---------------------------------------------------
               and Fiscal Year-End Option/SAR Values
               -------------------------------------

         (a)               (b)     (c)                 (d)                         (e)
                                              Number of Securities          Value of Unexercised
                         Shares              Underlying Unexercised            in-the-Money
                        Acquired                 Options/SARs at             Options/SARs at
                           on     Value        Fiscal Year-End (#)         Fiscal Year-End ($)(3)
                        Exercise  Realized  ---------------------------  ---------------------------
        Name               (#)      ($)     Exercisable   Unexercisable  Exercisable   Unexercisable
       -------          --------  --------  -----------   -------------  -----------   -------------
Marsden W. Miller, Jr.      -        -      5,025,000 (1)        -            -              -
                            -        -      2,400,000 (2)        -            -              -
John T. Chandler            -        -      1,130,000 (1)        -            -              -
                            -        -      1,125,000 (2)        -            -              -
David A. Melman             -        -      1,130,000 (1)        -            -              -
                            -        -      1,125,000 (2)        -            -              -
Danny M. Dobbs              -        -        336,333 (1)     64,667          -              -
                            -        -        582,000 (2)        -            -              -
Herbert F. Hamilton         -        -        133,333 (1)     66,667          -              -

-------------
(1) Represents options exercisable under the Company's Stock Option Plans at December 31, 1996.
(2) Represents the aggregate number of five-year stock purchase warrants, received (a) upon surrender of an employment agreement with the Company, determined based upon a formula whereby each of the individuals were to be offered a warrant, based upon the length of time of employment the Company, for a maximum of two shares of Common Stock for each dollar of compensation remaining to be paid to such individual under his or her agreement (based upon the product of his or her highest monthly base salary and the number of months remaining under his or her contract), at an exercise price of $1.25 per share, and (b) for each dollar of salary reduction for the 15-month period commencing January 1, 1993 through March 31, 1994, determined based on the same formula and at the same exercise price used in the granting of warrants upon surrender of the employment agreements. (See "Employment Agreements" below.)
(3) At December 31, 1996, the Company's Common Stock price was lower than the option exercise prices.

      These  options  were all awarded under the Company's  Stock
Option Plans described above.

Section 401(k) Plan
-------------------

      In 1989, the Company adopted an employee benefit plan under
Section 401(k) of the Internal Revenue Code for the benefit of employees meeting certain eligibility requirements. The Company has obtained a favorable determination from the Internal Revenue Service regarding the tax-favored status of the 401(k) plan. Employees can contribute up to 10 percent of their compensation. The Company, at its discretion and subject to certain limitations, may contribute up to 75 percent of the contributions of each participant.

Compensation of Directors and Other Arrangements
------------------------------------------------

      The Company reimburses its directors for their travel and lodging expenses incurred in attending meetings of the Board of Directors. Effective January 1, 1990, directors (other than Messrs. Hummel and Palliser and those directors who are officers of the Company) are being paid an annual retainer of $18,000 plus a fee of $1,000 for each Board meeting attended. In addition, such directors were paid a fee of $1,000 for each committee meeting attended.

      In April 1994, the Company entered into separate consulting agreements with two directors of the Company, upon their becoming directors. Each of the agreements is terminable by each of the parties thereto upon written notice and provides that the individuals will render consulting services to the Company in their respective areas of expertise. Pursuant to the terms of the agreements, both directors are entitled to receive compensation at the rate of $50,000 per annum, which includes the compensation they would otherwise be entitled to receive as directors and for attending meetings of the Board. In addition, pursuant to the terms of the LTSIP, each were granted stock options for 100,000 shares of Common Stock exercisable at $1.25 per share.

      During 1996 all regular employees were provided health insurance, a portion of the premium for which is paid by the Company, and life and disability insurance based upon a factor of the employee's base salary.

Employment Agreements; Termination of Employment and
----------------------------------------------------
Change-in-Control Arrangements
------------------------------

      Effective April 1, 1994, Messrs. M.W. Miller, Jr., J.T. Chandler, D.A. Melman, D.M. Dobbs, R.T. Fetters, Jr., R.C. Cline, and Ms. P.G. Shanks, in their capacities as executive and administrative officers of the Company and its various subsidiaries agreed to surrender their employment agreements in consideration of the issuance of five-year warrants to purchase Common Stock at an exercise price of $1.25 per share, subject to customary anti-dilution adjustments. The number of warrants issued to such individuals was determined based upon a formula whereby each of the individuals was offered a warrant to purchase, based upon the length of time of employment with the Company, a maximum of two shares of Common Stock for each dollar of compensation remaining to be paid to such individual under his or her agreement (based upon the product of his or her highest monthly base salary and the number of months remaining under his or her agreement). Accordingly, Mr. Miller received warrants to purchase 1,875,000 shares; Mr. Chandler, 1,025,000 shares; Mr. Melman, 1,025,000 shares; Mr. Fetters, 875,000 shares; Mr. Dobbs, 575,000 shares; Mr. Cline, 250,000 shares; and Ms. Shanks, 500,000 shares.

      Effective January 1, 1989, the Company adopted a policy addressing severance upon separation from the Company. Under this policy benefits due upon a "change-in-control" as therein defined, range from three months salary for employees with less than one year of service to 24 months salary for employees with more than 10 years of service.

Report on Repricing of Options/SARs
-----------------------------------

      During the fiscal year ended December 31, 1996, there were no repricings of stock options awarded to any of the named executive officers.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      For the year ended December 31, 1996, the following nonexecutive directors of the Company, served as members of the Compensation Committee of the Board of Directors: Messrs. M. Palliser (Chairman), A.W. Hummel, Jr., F. Hofheinz and F.J. Reinhardt, Jr. None of the members of the Compensation Committee were formerly, nor are any members currently, officers or employees of the Company or any of its subsidiaries.

     Compensation Committee Report on Executive Compensation
     -------------------------------------------------------

      The Compensation Committee of the Board of Directors ("Committee") establishes the general compensation policies of the Company, establishes the compensation plans and specific compensation levels for executive officers and certain other managers, and administers the Stock Option Plans and Long Term Stock Incentive Plan. The Committee currently consists of four independent, nonemployee directors: Messrs. M. Palliser, who serves as Chairman, Fred Hofheinz, Arthur W. Hummel, Jr. and Francis J. Reinhardt, Jr.

Compensation Policies and Philosophy
------------------------------------

      The Committee has determined that the compensation program of the Company should not only be adequate to attract, motivate and retain executives, key employees and other individuals who the Company believes may make significant contribution to the Company's results, but should also be linked to the value delivered to shareholders as reflected in the price of the Company's Common Stock.

      The  Committee  believes  that  the  cash  compensation  of executive officers, as well as other key employees, should be competitive with other similarly situated companies while, within the Company, being fair and discriminating on the basis of personal performance. In general, in establishing total cash compensation for its executives, the Committee has taken into account the median cash compensation of executives employed by competitors including some of the companies reflected in the peer group identified in the Performance Graph found on page 74, which the Committee believes represent the Company's most direct competition for executive talent. The Committee receives recommendations from management as to executive compensation and, in light of the Company's performance and the economic conditions facing the Company, determines appropriate compensation levels for recommendation to the Board of Directors. The Committee does not assign relative weights to individual factors and criteria used in determining executive compensation and does not use quantifiable targets in determining compensation. For 1997, the Company did not retain the services of a compensation consulting firm.

      Awards of stock options are intended both to retain executives, key employees and other individuals who the Company believes may make significant contributions to the Company's results and to motivate them to improve long-term stock market performance. Options are granted at or above the prevailing market price and will have value only if the price of the Company's Common Stock increases. Generally, options have a term of 10 years and vest one-third six months after grant, one-third one year after grant and the remaining one-third two years after grant.

      Effective January 1, 1994, Section 162(m) of the Internal Revenue Code of 1986 (the "Code") generally denies a tax deduction to any publicly held corporation for compensation that exceeds $1 million paid to certain senior executives in a taxable year, subject to an exception for "performance-based compensation" as defined in the Code and subject to certain transition provisions. Gains on the exercise of nonqualified stock options granted through December 31, 1994, will be tax deductible under the transition rules. Restricted stock awards by definition granted after February 17, 1993, are not deductible. At present the Committee does not intend to recommend amendment to the Stock Option Plans to meet the restrictive requirements of the Code.

      The Committee believes that annual incentive awards should be commensurate with performance. It further believes that in order to meet this objective it needs to have the ability to exercise its judgment or discretion to evaluate performance against qualitative criteria. It is the Committee's opinion that the benefits to the Company of the use of a qualitative approach to the compensation of senior executives such as the Chairman outweigh the nonmaterial loss of a portion of the deductions associated with that compensation.

     On March 20, 1997, the Committee reviewed the Company's 1996 financial results and 1996 nonfinancial goals and determined to await further developments in the Company's intended financing program prior to assessing management's accomplishments.

Company Performance and Chief Executive Officer Compensation
------------------------------------------------------------

       The   Committee,   in  connection  with  determining   the
appropriate  compensation for Marsden W.  Miller,  Jr.  as  Chief
Executive Officer ("CEO"), took into account the financial condition of the Company, including its liquidity requirements. It determined that the CEO had been successful in disposing of assets and raising capital throughout the year. However, taking into consideration the current cash position and near-term requirements, the Committee determined that cash was unavailable for either salary increase or bonus.


Compensation of Other Executive Officers
----------------------------------------

      The Committee, in consultation with the CEO, applied the information and other factors outlined above in reviewing and approving the compensation of the Company's other executive officers.

March 20, 1997                     COMPENSATION COMMITTEE

                                   Michael Palliser, Chairman
                                   Arthur W. Hummel
                                   Fred Hofheinz
                                   Francis J. Reinhardt, Jr.

Shareholder Return Performance Presentation
-------------------------------------------

      Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on the Company's Common Stock against the AMEX Market Value Index for the years 1992 through 1996, with a peer group selected by the Company for the past five fiscal years. The peer group consists of the same independent oil and gas exploration and production companies used in last year's comparison, with the exception of DeKalb Energy Company which was acquired by Apache Corporation, namely: Alta Energy Corporation; Amerac Energy Corporation (formerly Wolverine Exploration Company); American Exploration
Company; Bellwether Exploration Company; Brock Exploration Corporation; Tom Brown, Inc.; Caspen Oil, Inc.; Cobb Resources Corporation; Coda Energy, Inc.; Comstock Resources, Inc.; Crystal Oil Company; Edisto Resources Company; Energen Corporation; Chemfirst Inc. (formerly First Mississippi Corporation); Forest Oil Corporation; Geodyne Resources, Inc.; Global Natural Resources, Inc.; Goodrich Petroleum Corporation (formerly Patrick Petroleum Company); Hallador Pete Company; Hondo Oil & Gas Company; Kelley Oil & Gas Partners; Magellan Petroleum Corporation; Maynard Oil Company; McFarland Energy, Inc.; MSR Exploration Limited; Numac Energy, Inc.; Pacific Enterprises; Penn Virginia Corporation; Plains Resources, Inc.; Presidio Oil; Wainoco Oil Corporation; Wichita River Oil; and Wiser Oil Company. The relevant information with respect to the peer group was furnished by Standard & Poors Compustat Service. The graph assumes that the value of the investment in the Company's Common Stock and the peer group stocks were $100 on January 1, 1991 and that all dividends were reinvested.

             [SHAREHOLDER RETURN PERFORMANCE GRAPH]

             1992 Return  1993 Return  1994 Return  1995 Return  1996 Return
             -----------  -----------  -----------  -----------  -----------
XCL            200.00       100.00       144.44        66.67        33.33
Peer Group      80.38        97.96        97.65       123.35       147.19
AMEX           101.06       120.78       109.84       138.77       147.65

Item 12.       Security Ownership of Certain Beneficial Owners and Management.
               ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     The following table sets forth as of February 28, 1997, the individuals or entities known to the Company to own more than 5 percent of the Company's outstanding shares of voting securities. As of that date there were 290,083,521 shares of Common Stock issued and outstanding. Except as otherwise indicated, all shares are owned both of record and beneficially.

                                                        Series  A               Series B
                                 Common Stock (1)    Preferred Stock(2)   Preferred Stock (3)
                            ----------------------  -------------------   -------------------
  Name and Address          Number of     Percent   Number of   Percent   Number of   Percent
  of Beneficial Owner        Shares       of Class   Shares    of Class    Shares    of Class
 --------------------       ---------    ---------  --------   --------   ---------  --------
China Investment &           19,905,344 (4)   6.46     -           -       44,954       100
 Development Co., Ltd.
16th Floor, No. 563
Chung Hsiao E. Road, Sec. 4
Taipei, Taiwan

Cumberland Associates         7,243,172 (5)   2.47  157,148       26.58      -           -
1114 Avenue of the Americas
New York, New York  10036

Kayne Anderson Investment    19,679,287 (6)   6.66  159,051       26.90      -           -
  Management, Inc.
1800 Avenue of the Stars, 2nd Floor
Los Angeles, California 90026

Mitch Leigh                  25,456,952 (7)   8.67     -            -        -           -
29 West 57th Street
New York, New York  10019

Phildrew Nominees Limited       686,469 (8)   0.24   32,689        5.53      -           -
Triton Court
14 Finsbury Square
London EC2A 1PD
United Kingdom

T. Rowe Price & Assoc., Inc.  1,499,543 (9)   0.52   45,000        7.61      -           -
100 East Pratt Street, 9th Floor
Baltimore, Maryland 21202

_______________
(1) This table includes shares of Common Stock issuable upon conversion of the shares of Series A Preferred Stock, Series E Preferred Stock and Series F Preferred Stock. Each share of Series A Preferred Stock is convertible into approximately 21 shares of Common Stock. Each share of Series E Preferred Stock is convertible into approximately 200 shares of Common Stock. Each share of Series F Preferred Stock is convertible into approximately 400 shares of Common Stock. The Series E and Series F Preferred Stocks are non-voting except in certain limited circumstances.

(2) In light of the fact that the Company is in arrears with respect to the dividend payable June 30, 1995 on the Series A Preferred Stock, the holders thereof are eligible to cast 21 votes for each share of Series A Preferred Stock held at any meeting of shareholders called until the arrearage is paid.

(3)  Each  share  of Series B Preferred Stock is entitled  to  50 votes per share.

(4) Includes 3,325,000 shares which are issuable upon exercise of outstanding Class B Warrants, 1,640,100 shares issued and held by a broker for sale pursuant to a notice of redemption and 14,940,244 shares reserved for redemption, which may be issued to or sold on behalf of the holder.

(5)  Includes 3,340,108 shares issuable upon conversion of Series
     A Preferred Stock.

(6) Includes 7,379,200 shares issuable upon conversion of Series A Preferred Stock, 6,602,000 shares issuable upon conversion of Series E Preferred Stock, and 1,933,332 shares issuable upon the exercise of outstanding stock purchase warrants.

(7) Includes 7,379,200 shares issuable upon conversion of Series F Preferred Stock; 3,000,000 shares issuable upon the exercise of outstanding stock purchase warrants; 692,400 shares issuable upon conversion of Series F Preferred Stock owned by Mr. Leigh's wife; 1,028,026 shares held in custodial and trust accounts for Mr. Leigh's minor children; and 432,526 shares issuable upon exercise of outstanding stock purchase warrants held in trust for Mr. Leigh's minor children. Mr. Leigh disclaims beneficial ownership of all shares held by his wife and minor children.

(8)  Represents  shares  issuable upon  conversion  of  Series  A
     Preferred Stock.

(9)  Includes 945,000 shares issuable upon conversion of Series A
     Preferred Stock

Security Ownership of Management
--------------------------------

      The following table sets forth information concerning the shares of the Company's Common Stock owned beneficially by each director and nominee for director of the Company and all directors and officers as a group as of February 28, 1997. As of that date there were 290,083,521 shares of Common Stock issued and outstanding. The mailing address for all such individuals is XCL Ltd., 110 Rue Jean Lafitte, Lafayette, Louisiana 70508.

                                        Common Stock
                            --------------------------------
                                  Number            Percent
Name of Beneficial Owner         of Shares          of Class
------------------------    ---------------------  ---------
Marsden W. Miller, Jr.      10,476,284 (1)(2)(3)       3.52
John T. Chandler             3,124,177 (1)(2)(3)       1.07
David A. Melman              2,377,742 (2)(3)          0.81
Fred Hofheinz                  100,000 (2)             0.03
Arthur W. Hummel, Jr.          100,000 (2)             0.03
Sir Michael Palliser           100,000 (2)             0.03
Francis J. Reinhardt, Jr.      652,017 (2)(4)          0.22
All directors and officers
  of the Company as a group
  (9 persons).............. 18,244,827 (2)(3)          6.29
-----------------
(1) Includes 200,000 shares which are subject to an option granted under agreement dated October 1, 1985 in favor of John T. Chandler. Such shares are also included in Mr. Chandler's holding inasmuch as the option is presently exercisable. For purposes of the total holdings of the group, the shares are included solely in Mr. Miller's share holdings.

(2) Includes shares of Common Stock which may be acquired pursuant to options which are exercisable within 60 days.

(3)  Includes  shares  of  Common Stock  which  may  be  acquired pursuant  to stock purchase warrants exercisable  within  60 days.

(4) Includes 100,000 shares of Common Stock owned by Carl H. Pforzheimer & Co. of which Mr. Reinhardt is a general partner and 200,000 shares owned by Petroleum and Trading Corporation of which Mr. Reinhardt is an officer and director. Mr. Reinhardt disclaims beneficial ownership of the shares owned by Petroleum and Trading Corporation.

Item 13.     Certain Relationships and Related Transactions.
             ----------------------------------------------

      As a matter of policy the Company approves all transactions involving insiders through the majority vote of disinterested directors.

                             PART IV
                             -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

(a)        The  following documents are filed as a part of this report.

Financial Statements
--------------------

      The following documents are included in Part II, Item 8 of this report:
                                                        Page

Report of Independent Accountants....................     31
Consolidated Balance Sheet as of December 31, 1996
  and December 31, 1995..............................     32
Consolidated Statement of Operations for each of
  the three  years in the period ended
  December 31, 1996..................................     33
Consolidated Statement of Shareholders' Equity
  for each of the three years in the period
  ended December 31, 1996............................     34
Consolidated Statement of Cash Flows for each of
  the three  years in the period ended
  December 31, 1996..................................     35
Notes to Consolidated Financial Statements...........     36

Financial Statement Schedules
-----------------------------

     Certain financial statement schedules are omitted because of the absence of the conditions under which they are required.

Schedule II-Valuation and Qualifying Accounts

Executive Compensation Plans and Arrangements
---------------------------------------------

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

      A current report on Form 8-K was filed on January 10, 1997, to report the sale of 4,168,000 shares of Common Stock pursuant to Regulation S of the Securities Act of 1933, as amended, through the exercise of stock purchase warrants.

     A current report on Form 8-K was filed on February 19, 1997, to report the sale of 1,340,200 shares of Common Stock pursuant to Regulation S of the Securities Act of 1933, as amended, through the exercise of stock purchase warrants.

      A current report on Form 8-K was filed on March 6, 1997, to report the sale of 289,900 shares of Common Stock pursuant to Regulation S of the Securities Act of 1933, as amended, through the exercise of stock purchase warrants.

(c)  Exhibits required by Item 601 of Regulation S-K

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

4.30 Form of Amendment of Certificate of Designation of Series A
     Preferred Stock dated April 11, 1996. (O)(iv)

4.31 Stock Purchase Agreement between the Company and Janz Financial Corp. Ltd. dated August 14, 1996, whereby clients of Janz Financial Corp. Ltd. purchased 2,800,000 units comprised of one shares of Common Stock and one warrant to purchase one share of Common Stock in a Regulation S transaction. (P)(i)

4.32 Form of a series of Stock Purchase Warrants issued to Janz Financial Corp. Ltd. dated August 14, 1996, entitling the holders thereof to purchase up to 3,080,000 shares of Common Stock at $0.25 per share on or before August 13, 2001.
     (P)(ii)

4.33 Stock Purchase Agreement between the Company and Provincial
     Securities Ltd. dated August 16, 1996, whereby Provincial purchased 1,500,000 shares of Common Stock in a Regulation S transaction. (P)(iii)

4.34 Stock Purchase Warrant issued to Terrenex Acquisitions Corp.
     dated August 16, 1996, entitling the holder thereof to purchase up to 3,000,000 shares of Common Stock at $0.25 per share on or before December 31, 1998. (P)(iv)

4.35 Form of a series of Stock Purchase Warrants dated November
     26, 1996, entitling the following holders thereto to purchase up to 2,666,666 shares of Common Stock at $0.125 per share on or before December 31, 1999:

     Warrant Holder                                    Warrants
     --------------                                    --------
     Opportunity Associates, L.P.                       133,333
     Kayne Anderson Non-Traditional Investments, L.P.   666,666
     Arbco Associates, L.P.                             800,000
     Offense Group Associates, L.P.                     333,333
     Foremost Insurance Company                         266,667
     Nobel Insurance Company                            133,333
     Evanston Insurance Company                         133,333
     Topa Insurance Company                             200,000 *

4.36 Form of a series of Stock Purchase Warrants dated December 31, 1996 (2,128,000 warrants) and January 8, 1997 (2,040,000 warrants) to purchase up to an aggregate of 4,168,000 shares of Common Stock at $0.125 per share on or before August 13, 2001. *

4.37 Form of Stock Purchase Warrants dated February 6, 1997, entitling the following holders to purchase an aggregate of 1,874,467 shares of Common Stock at $0.25 per share on or before December 31, 1999:

     Warrant Holder                               Warrants
     --------------                              ---------
     Donald A. and Joanne R. Westerberg            241,660
     T. Jerald Hanchey                           1,632,807 *

4.38 Certificate of Designation of Series F, Cumulative
     Convertible Preferred Stock, par value $1.00 per share *

4.39 Form of Subscription Agreement for Series F, Cumulative
     Convertible Preferred Stock with respect to the following purchases:

     Subscriber                              Shares
     ----------                              ------
     Mitch Leigh                             18,448
     Abby Leigh                               1,731
     Arthur Rosenbloom                          878 *

4.40 Form of a series of Stock Purchase Warrants dated April 10, 1997, issued as a part of a unit offered with Unsecured Notes of XCL-China Ltd., exercisable at $0.01 per share on or before April 9, 2002, entitling the following holders to purchase up to an aggregate of 10,092,980 shares of Common
     Stock:

     Warrant Holder                                        Warrants
     --------------                                        --------
     Kayne Anderson Offshore L.P.                           651,160
     Offense Group Associates, L.P.                       1,627,900
     Kayne Anderson Non-Traditional Investments, L.P.     1,627,900
     Opportunity Associates, L.P.                         1,302,320
     Arbco Associates, L.P.                               1,627,900
     J. Edgar Monroe Foundation                             325,580
     Estate of J. Edgar Monroe                              976,740
     Boland Machine & Mfg. Co., Inc.                        325,580
     Construction Specialists, Inc. d/b/a Con-Spec, Inc.  1,627,900  *

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

10.36 Copy  of  Limited  Waiver  between  the Company  and
      Internationale Nederlanden (U.S.) Capital Corporation dated April 3, 1996. (O)(x)

10.37 Copy  of Purchase and Sale Agreement dated  April 22,
      1996, between XCL-Texas, Inc. and Dan A. Hughes Company for the sale of the Lopez Gas Units located in south Texas. (P)

10.38 Form of Sale of Mineral Servitude dated June 18, 1996, whereby the Company sold its 75 percent mineral interest in the Phoenix Lake Tract to the Stream Family Limited Partners and Virginia Martin Carmouche Gayle. (Q)(ii)

10.39 Form of Fifth Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates, L.P. dated August 8, 1996. *

10.40 Form of Assignment and Sale between XCL Acquisitions,
      Inc. and purchasers of an interest in certain promissory notes held by XCL Acquisitions, Inc. as follows:

                                                        Principal   Purchase
          Date                    Purchaser              Amount       Price
         ------                   ---------              ------      -------
     November 19, 1996   Opportunity Associates, L.P.   $15,627.39  $12,499.98
     November 19, 1996   Kayne Anderson Non-Traditional
                          Investments, L.P.             $78,126.36  $62,499.98
     November 19, 1996   Offense Group Associates, L.P. $39,063.18  $31,249.99
     November 19, 1996   Arbco Associates, L.P.         $93,743.14  $75,000.04
     November 19, 1996   Nobel Insurance Company        $15,627.39  $12,499.98
     November 19, 1996   Evanston Insurance  Company    $15,627.39  $12,499.98
     November 19, 1996   Topa Insurance Company         $23,435.79  $18,750.01
     November 19, 1996   Foremost Insurance Company     $31,249.48  $25,000.04
     February 10,  1997  Donald A. and Joanne R.
                          Westerberg                    $25,000.00  $28,100.00
     February 10, 1997   T. Jerald Hanchey             $168,915.74 $189,861.29 *

10.41 Form of Sixth Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, The Estate of Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates,
      L.P. dated January 28, 1997. *

10.42 Form of Act of Sale between the Company and The
      Schumacher Group of Louisiana, Inc. dated March 31, 1997, where in the Company sold its office building. *

10.43 Amendment No. 1 to the May 1, 1995 Agreement with
      Apache Corp. dated April 3, 1997, effective December 13, 1996. *

10.44 Form of Guaranty dated April 9, 1997 by XCL-China Ltd.
      in favor of ING (U.S.) Capital Corporation executed in connection with the sale of certain Unsecured Notes issued by XCL-China Ltd. *

10.45 Form of First Amendment to Stock Pledge Agreement dated
      April 9, 1997, between the Company and ING (U.S.) Capital
      Corporation adding XCL Land Ltd. to the Stock Pledge
      Agreement dated as of January 31, 1994. *

10.46 Form of Agreement dated April 9, 1997, between ING
      (U.S.) Capital Corporation, XCL-China and holders of the Senior Unsecured Notes, subordinating the Guaranty granted by XCL-China in favor of ING to the Unsecured Notes. *

10.47 Form of Forbearance Agreement dated April 9, 1997 between the Company and ING (U.S.) Capital Corporation. *

10.48 Form of a series of Unsecured Notes dated April 10,
      1997, between the Company and the following entities:

     Note Holder                                        Principal Amount
     -----------                                        ----------------
     Kayne Anderson Offshore, L.P.                           $200,000
     Offense Group Associates, L.P.                          $500,000
     Kayne Anderson Non-Traditional Investments, L.P.        $500,000
     Opportunity Associates, L.P.                            $400,000
     Arbco Associates, L.P.                                  $500,000
     J. Edgar Monroe Foundation                              $100,000
     Estate of J. Edgar Monroe                               $300,000
     Boland Machine & Mfg. Co., Inc.                         $100,000
     Construction Specialists, Inc. d/b/a Con-Spec, Inc.     $500,000 *

10.49 Form of Subscription Agreement dated April 10, 1997, by and between XCL-China, Ltd., the Company and the subscribers of Units, each unit comprised of $100,000 in Unsecured Notes and 325,580 warrants. *

10.50 Form of Intercompany Subordination Agreement dated
      April 10, 1997, between the Company, XCL-Texas, Ltd., XCL Land Ltd., The Exploration Company of Louisiana, Inc., XCL-Acquisitions, Inc., XCL-China Coal Methane Ltd., XCL-China LubeOil Ltd., XCL-China Ltd., and holders of the Unsecured Notes. *

11.  Statement re computation of per share earnings *

18.  Not applicable.

20.  Not applicable.

21.  Subsidiaries *

22.  Not applicable.

23.1 Consent of Coopers & Lybrand LLP*

23.2 Consent of H.J. Gruy and Associates, Inc.*

24.  Not applicable.

27.  Financial Data Schedule *

99.1 Reserve Report prepared by H.J. Gruy and Associates, Inc. *

99.2 Glossary of Terms *

______________
*    Filed herewith.

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

(M)  Incorporated  by reference to Quarterly  Report  on Form 10-
     Q for the quarter ended June 30, 1995,  filed August 14,
     1995, where it appears as: (i) through (vi) Exhibits 10.29 through 10.34, respectively.

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

(P) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 14, 1996, where it appears as (i) through (iv) Exhibits 4.31 through 4.34.

                          OTHER MATTERS
                          -------------

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


                    XCL Ltd. and Subsidiaries

          Schedule II-Valuation and Qualifying Accounts

      For the Years Ended December 31, 1996, 1995 and 1994
                     (thousands of dollars)

                                                        Additions
                                               ------------------------
                              Balance at        Charged        Charges             Balance at
                              Beginning of      to costs        to other             End of
     Description                   Year        and expenses     accounts  Deduction   Year
     -----------              ------------     ------------    ---------  ---------  --------
1996:
----
Allowance for doubtful trade
 accounts receivable              $    103      $      -        $     -    $    2    $    101
                                   =======       =======         ======     =====     =======
Deferred tax valuation allowance  $ 73,743      $  4,332        $     -    $    -    $ 78,075
                                   =======       =======         ======     =====     =======
1995:
----
Allowance for doubtful trade
 accounts receivable              $    113      $      -        $     -    $   10    $    103
                                   =======       =======         ======     =====     =======
Deferred tax valuation allowance  $ 41,464      $ 32,279        $     -    $    -    $ 73,743
                                   =======       =======         ======     =====     =======
1994:
----
Allowance for doubtful trade
 accounts receivable              $    163      $      -        $     -    $   50    $    113
                                   =======       =======         ======     =====     =======
Deferred tax valuation allowance  $ 28,306      $ 13,158        $     -    $    -    $ 41,464
                                   =======       =======         ======     =====     =======

                           SIGNATURES
                           ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              XCL LTD.

                              /s/ Marsden W. Miller, Jr.
April 11, 1997            By:_________________________________
                              Marsden W. Miller, Jr.
                              Chairman and
                              Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                       Title                    Date

/a/ Marsden W. Miller, Jr.
__________________________   Chairman of the Board         April 11, 1997
Marsden W. Miller, Jr.        Chief Executive Officer and
                              Principal Financial Officer

/s/ Angel Barron
______________________       Principal Accounting Officer  April 11, 1997
Angel Barron


/s/ John T. Chandler
______________________       Director                      April 11, 1997
John T. Chandler

/s/ David A. Melman
______________________       Director                      April 11, 1997
David A. Melman

/s/ Fred Hofheinz
______________________       Director                      April 11, 1997
Fred Hofheinz

/s/ Arthur W. Hummel, Jr.
________________________     Director                      April 11, 1997
Arthur W. Hummel, Jr.

/s/ Michael Palliser
_____________________        Director                      April 11, 1997
Michael Palliser

/s/ Francis J. Reinhardt, Jr.
____________________________ Director                      April 11, 1997
Francis J. Reinhardt, Jr.