Form 10-Q
period 1997-03-31
XCL LTD
filed 1997-05-14
CIK 720676

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d) of the
      [X]       Securities Exchange Act of 1934
                For the Quarterly Period Ended March 31, 1997

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

      297,342,240 shares Common Stock, $.01 par value were outstanding on May 13, 1997.

                            XCL LTD.

                        TABLE OF CONTENTS


                                                                  Page
                             PART I

Item 1.  Financial Statements                                        3
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        13

                             PART II

Item 1.  Legal Proceedings                                          16
Item 2.  Changes in Securities                                      16
Item 3.  Defaults Upon Senior Securities                            17
Item 4.  Submission of Matters to a Vote of Security Holders        18
Item 6.  Exhibits and Reports on Form 8-K                           18

                    XCL Ltd. and Subsidiaries
                 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                   CONSOLIDATED BALANCE SHEET
                     (Thousands of Dollars)
                                                       March 31    December 31
                           Assets                        1997          1996
                           ------                      --------    -----------
                                                             (Unaudited)
Current assets:
      Cash and cash equivalents                        $     278    $     113
      Accounts receivable, net                                47           23
      Prepaid expenses                                       201          212
                                                        --------     --------
                       Total current assets                  526          348
                                                        --------     --------
Property and equipment:
      Oil and gas (full cost method):
           Proved and unproved properties under
            development not being amortized               35,742       34,305

      Land, at cost                                            -          135
      Other                                                1,306        2,492
                                                        --------      -------
                                                          37,048       36,932
      Accumulated depreciation, depletion and
       amortization                                       (1,085)      (1,491)
                                                        --------      -------
                                                          35,963       35,441
                                                        --------      -------
Investments                                                2,652        2,383
Assets held for sale                                      21,058       21,058
Deferred charges and other assets                          1,877        1,634
                                                        --------     --------
                       Total assets                    $  62,076    $  60,864
                                                        ========     ========

            Liabilities and Shareholders' Equity
            ------------------------------------

Current liabilities:
      Accounts payable and accrued costs               $   4,753    $   3,880
      Accounts payable and accrued costs due to
       joint venture partner                               4,709        4,202
      Royalty and production taxes payable                    14           21
      Dividends payable                                      928          928
      Current maturities of limited recourse debt          5,324        5,091
      Collateralized credit facility                      17,279       17,279
      Current maturities of secured subordinated debt     15,000       15,000
      Other current maturities                                 -          652
                                                         -------      -------
           Total current liabilities                      48,007       47,053
                                                         -------      -------
Long-term debt, net of current maturities
                                                               -            -
Other non-current liabilities                              2,683        2,770
Commitments and contingencies (Note 6)
Shareholders' equity:
      Preferred stock-$1.00 par value; authorized
       2,400,000 shares; issued shares of
       756,352 at March 31, 1997 and 669,411 at
       December 31, 1996-liquidation preference of
       $64.2 million at March 31, 1997                       756          669
      Common stock-$.01 par value; authorized 500
       million shares; issued shares of 292,289,945
       at March 31, 1997 and 285,754,151 at
       December 31, 1996                                   2,923        2,858
      Common stock held in treasury - $.01 par value;
       1,042,065 shares at March 31, 1997 and
       December 31, 1996                                     (10)         (10)
      Additional paid-in capital                         229,673      226,956
      Accumulated deficit                               (221,956)    (219,432)
                                                        --------     --------
           Total shareholders' equity                     11,386       11,041
                                                        --------     --------
                       Total liabilities and
                         shareholders' equity          $  62,076    $  60,864
                                                        ========     ========

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF OPERATIONS
            (In Thousands, Except Per Share Amounts)

                                                           Three Months Ended
                                                                March 31
                                                           ------------------
                                                            1997        1996
                                                            ----        ----
                                                               (Unaudited)

Oil and gas revenues from properties held for sale      $     85     $    576
                                                         -------      -------
Costs and operating expenses:
      Operating (including marketing)                         67          152
      Depreciation and amortization                           18           56
      Depletion - oil and gas assets held for sale            38          276
      General and administrative                             720        1,075
      Taxes, other than income                                58           74
                                                         -------      -------
                                                             901        1,633
                                                         -------      -------
Operating loss                                              (816)      (1,057)
                                                         -------      -------

Other income (expense):
      Interest expense, net of amounts capitalized          (634)        (636)
      Other, net                                             239           52
                                                         -------       ------
                                                            (395)        (584)
                                                         -------       ------

Net loss                                                  (1,211)      (1,641)
Preferred stock dividends                                 (1,404)      (1,191)
                                                         -------      -------
Net loss attributable to common stock                   $ (2,615)    $ (2,832)
                                                         =======      =======

Net loss per common and common equivalent share         $   (.01)    $   (.01)
                                                         =======      =======

Average number of common and common equivalent
 shares outstanding                                      288,058      256,807
                                                         =======      =======

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Thousands of Dollars)
                                                           Three Months Ended
                                                                 March 31
                                                           -------------------
                                                            1997         1996
                                                            ----         ----
                                                               (Unaudited)
Cash flows from operating activities:
    Net loss                                              $  (1,211)  $  (1,641)
                                                           --------    --------
    Adjustments to reconcile net loss to net cash used
       in operating activities:
        Depreciation, depletion and amortization                 56         332
        Change in assets and liabilities:
             Accounts receivable                                (24)        453
             Prepaid expenses                                    11          (5)
             Accounts payable and accrued costs                 593        (480)
             Accounts payable and accrued costs due to
              joint venture partner                             507         387
             Royalty and production taxes payable                (7)        (23)
             Other, net                                          (1)         36
                                                           --------     -------
                  Total adjustments                           1,135         700
                                                           --------     -------
                  Net cash used in operating activities         (76)       (941)
                                                           --------     -------
Cash flows from investing activities:
    Capital expenditures                                       (893)     (1,123)
    Investments                                                (269)       (160)
    Proceeds from sale of assets                                759       5,700
    Other                                                         5          24
                                                           --------     -------
                  Net cash provided by (used in)
                   investing activities                        (398)      4,441
                                                           --------     -------
Cash flows from financing activities:
    Proceeds from sales of common stock                         600         510
    Proceeds from loan                                          216           -
    Payment for treasury stock                                    -        (141)
    Proceeds from issuance of preferred stock                   157         282
    Proceeds from exercise of warrants and options              612           -
    Payment of long-term debt                                  (652)     (5,352)
    Payment of preferred stock dividends                       (154)          -
    Stock issuance costs and other                             (140)        (43)
                                                           --------      ------
                  Net cash provided by (used in)
                   financing activities                         639      (4,744)
                                                           --------      ------

Net increase (decrease) in cash and cash equivalents            165      (1,244)
Cash and cash equivalents at beginning of period                113       1,610
                                                           --------      ------
Cash and cash equivalents at end of period                $     278   $     366
                                                           ========     =======

 The accompanying notes are an integral part of these financial statements.

                  XCL Ltd. and Subsidiaries

    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       March 31, 1997

(1)     Basis of Presentation

      The consolidated financial statements at March 31, 1997, and for the three months then ended have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations. The Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of XCL Ltd. and subsidiaries as of March 31, 1997, and 1996, and the results of their operations for the three months ended March 31, 1997 and 1996, have been included. Certain reclassifications have been made to prior period financial statements to conform to current year presentation. These reclassifications had no effect on net loss or shareholders equity. The results of the Company's operations for such interim periods are not necessarily indicative of the results for the full year.

      Loss per common and common equivalent share has been computed by dividing net loss attributable to common stock by the weighted average number of common and common share equivalents outstanding.

(2)     Liquidity and Capital Resources

      At March 31, 1997, the Company had an operating cash balance of $278,000 and a working capital deficit of $47.5 million, which includes $17.3 million owed to ING (U.S.) Capital Corp. ("ING") under its Credit Facility, $15.0 million of Secured Subordinated Debt, and $5.3 million in limited recourse debt collateralized only by the Lutcher Moore Tract. On March 31, 1997, the Company's office building was sold for $900,000, $750,000 in cash and a note for $150,000. The mortgage debt on the building in the amount of $652,000 was repaid in full with interest and prepayment penalties thereon. The note bears interest at 9.25% and is of a 22 month term. Contemporaneously with the sale, the Company leased back one floor of the two story building for a 22 month term.

      The Company has incurred losses in each of its last five fiscal years and the quarter ended March 31, 1997, and anticipates it will continue to do so in fiscal 1997 and 1998 because production from the Zhao Dong Block is not projected to commence until late 1998. As of May 14, 1997, the Company is in the process of offering for sale Units of Senior Secured Discount Notes due 2007 (face amount $70 million, net $56 million) and Common Stock Purchase Warrants (the "Offering"). Concurrently with the Offering, the Company is offering $25 million of units comprised of preferred stock and warrants to acquire Common Stock (the "Concurrent Equity Offering"). The closing of both offerings are contingent on each other. The successful completion of the offerings, subsequent release of certain proceeds from a cash collateral account, and the sale of domestic properties will enable the Company to meet all of its obligations including (1) certain exploration and development costs of the Zhao Dong Block, (2) repayment of outstanding debt and
(3) payment of other current liabilities. In the event such offerings are not successful the Company believes other means of obtaining working capital are available based on the estimated future nondiscounted net cash flow of $143 million ($80 million discounted) from proved China reserves, as reported in the independent engineering report of H.J. Gruy and Associates, Inc. The form and timing of these alternatives are not determinable at this time and there can be no assurance they will occur and, if they do occur, would not significantly reduce the future potential revenue from the Company's share of oil revenues. In addition, the Company's efforts to secure additional working capital will be impaired if its Common Stock is delisted from the AMEX. See Note 6.

      Longer term liquidity is dependent on the Company's commencement of production in China and continued access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of the holders of the Senior Secured Discount Notes and holders of the preferred stock should the offerings be successfully completed, or the consent of ING, the holders of the Company's Secured Subordinated Debt and the holders of preferred stock should it not. By shareholder vote on July 30, 1996, the shareholders approved an increase of 150,000,000 authorized shares of Common Stock and 1,200,000 authorized shares of preferred stock.

       The Company's Series A Preferred Stock dividend requirements are approximately 2.9 million pounds sterling (U.K.) ($4.75 million) annually and currently insufficient liquidity exists to continue to pay such amounts. The Company declared the Series A Preferred Stock dividend payable June 30, 1995. A portion of this dividend was paid with shares of Common Stock and approximately $900,000 remains to be paid in cash. As the Company was unable to pay this dividend by June 30, 1996, the holders of the Series A Preferred Stock can now demand Board of Director representation. The December 31, 1995 dividend payment on the Series A Preferred Stock was declared payable in additional shares of Series A Preferred Stock and in February and March 1997, 63,595 shares of Series A Preferred Stock were issued. The Board of Directors elected not to declare the dividends payable June 30, 1996 and December 31, 1996.

      The Company was, to April 10, 1997, in default under terms of its Credit Facility with ING and, by virtue of certain cross default provisions, the Secured Subordinated Debt. By agreement dated April 10, 1997, as amended, (the "Forbearance Agreement") ING, in consideration of the Company's commitment to grant ING or its designee(s) warrants to acquire 7 million shares of Common Stock, agreed to forbear taking any action pending the completion of the offerings and release of such funds from a cash collateral account. The proceeds from the Offering are expected to be used to repay such debt. Forbearance has been granted until May 31, 1997 when the offerings is expected to be completed. The Offering proceeds are then to be placed in a cash collateral account and the Forbearance Agreement extended until December 1, 1997, the anticipated date by which the Joint Management Committee of the Zhao Dong Block is expected to have approved the development plan for the C-D Field of the Zhao Dong Block.

      By agreement with Apache effective December 13, 1996, the D-2 well, which the Company spudded in November 1996, has been substituted for Apache's obligation to carry the Company on a fourth exploration well and amounts due to Apache were reduced accordingly. On April 10, 1997, the remaining amount due Apache was further reduced by a payment of $3.1 million leaving a balance due of approximately $979,790, which amount is in dispute and is presently in arbitration. The Company raised the $3.1 million through the placement of promissory notes of XCL-China Ltd. and warrants to acquire Common Stock of the Company with a group of institutional and accredited investors who are currently major shareholders in the Company (the "XCL-China Debt").

      In  addition to capital commitments to fund  the  Zhao
Dong Block development (estimated to be $63,589,000 to fully develop the C-D Field), the Company has capital requirements for its lubricating oil and coalbed methane projects.

      As a result of the substantial capital requirements described above, and the Company's recurring net losses, the report of the Company's independent accountants dated April 10, 1997, as of, and for the year ended December 31, 1996, contains an explanatory paragraph regarding the ability of the Company to continue as a going concern.

(3)     Supplemental Cash Flow Information

      There were no income taxes paid during the three month periods ended March 31, 1997 and 1996.

     Interest and associated capitalized costs for the three month periods ended March 31, 1997 and 1996 was $549,000 for each year. Interest paid during the three month periods ended March 31, 1997 and 1996 amounted to $106,000 and $870,000, respectively.

 (4)     Debt

Long-term debt consists of the following (000's):

                                                     March 31    December 31
                                                       1997          1996
                                                       ----          ----

     Collateralized credit facility                   $ 17,279     $ 17,279
     Secured Subordinated Debt                          15,000       15,000
     Office building mortgage                                -          652
                                                       -------      -------
                                                        32,279       32,931
     Lutcher Moore Group Limited Recourse Debt           5,324        5,091
                                                       -------      -------
                                                        37,603       38,022
     Less current maturities:
         Lutcher Moore Group Limited Recourse Debt      (5,324)      (5,091)
         Collateralized credit facility                (17,279)     (17,279)
         Secured Subordinated Debt                     (15,000)     (15,000)
         Office building mortgage                            -         (652)
                                                       -------      -------
                                                      $      -     $      -
                                                       =======      =======

     Substantially all of the Company's assets collateralize these borrowings. Accounts payable and accrued expenses include interest accrued at March 31, 1997, of approximately
$2.5 million.

Credit Facility
---------------

      The  Company  failed  to make a principal  payment  of
$664,008 due January 2, 1997 and interest payments of $248,626 due October 1, 1996, $412,896 due January 2, 1997
and $395,137 due April 1, 1997 to ING, resulting in a default under the Credit Facility and, by virtue of certain cross default provisions, the Secured Subordinated Debt. By letter dated January 9, 1997, ING acknowledged that failure to make such principal and interest payments constituted an event of default and advised that such past due payments bear interest at the Late Payment Rate in effect on such date. From January 2, 1997, the Late Payment rate has been 12.25%. Under the terms of the Forbearance Agreement between the Company, XCL-China and ING, ING agreed that it would not accelerate the maturity of, or commence any foreclosure procedures to collect, the indebtedness under the Credit Facility until May 31, 1997. Further, if the Offering has been closed by that date, ING's agreement to forbear will be extended to December 1, 1997. The Forbearance Agreement does not operate to remove any default under the Credit Facility, and ING will be free to reserve all of its legal and equitable rights at the end of the forbearance period. In addition, the Forbearance Agreement requires that the proceeds of the Concurrent Equity Offering be used first to pay the costs of issuance associated with both the Concurrent Equity Offering and the Offering and to repay the XCL-China Debt ($3.1 million borrowed on April 10, 1997 from a group of institutional and accredited investors and evidenced by promissory notes of XCL-China); second, to pay current obligations of XCL-China and to reestablish a reserve for such obligations (under terms reasonably acceptable to ING) pending release of the proceeds of the Offering; third, to pay reasonable and necessary general and administrative expenses through December 1, 1997 (not to exceed $2,750,000); and fourth, to the extent that any proceeds of the Concurrent Equity Offering remain, to be applied against the indebtedness under the Credit Facility. As consideration for the Forbearance Agreement, the Company issued warrants to ING, pledged the stock of certain subsidiaries, and provided ING with a guaranty of the indebtedness under the Credit Facility by XCL-China. In addition, the Credit Facility was amended to provide that proceeds from any direct or indirect sale of the Lutcher Moore Tract are to be used first to pay debt on the Lutcher Moore Tract (up to $5.2 million plus accrued interest), second to pay the XCL-China Debt, or if the XCL-China Debt has been paid, to establish a reserve of up to $3.1 million for current and future obligations of XCL-China incurred on or before December 1, 1997, and third to pay the indebtedness under the Credit Facility.

Secured Subordinated Debt
-------------------------

      During April 1993, the Company issued in a private placement, $15 million of Secured Subordinated Note Units. Each of these 40 units consisted of a $375,000 note payable, warrants to acquire 100,000 shares of the Company's Common Stock at $0.90 per share (which were previously issued to a group of banks in a prior credit facility), a net profits interest in certain exploration leases and a contractual interest  in  the  net  revenues  of  XCL-China,  under  the
Contract relating the Zhao Dong Block, which was not material. This borrowing bears interest at 12%, if paid with cash, or 14%, if the Company elects to use Common Stock, with payment at 125% of the interest due if paid in unregistered shares. It is collateralized by a second mortgage on all the Company's producing properties and a second lien on the stock of XCL-China. Payment on this debt cannot be made prior to payment on the indebtedness under the Credit Facility. The terms of the Secured Subordinated Debt provide that an event of default under the Credit Facility which has not been waived and permits ING to accelerate the maturity of its indebtedness is an event of default on the Secured Subordinated Debt. In the case of an event of default, the holders of the Secured Subordinated Debt cannot take any enforcement action (including acceleration of the Secured Subordinated Debt) while the Credit Facility is outstanding until the lapse of a 180-day blocking period. A blocking period commences with deliver of a blocking notice by holders of 70 percent of the Secured Subordinated Debt. No such blocking notice has been given. As noted above, an event of default exists under the Credit Facility, therefore an event of default exists with respect to the Secured Subordinated Debt.

Lutcher Moore Group Limited Recourse Debt
-----------------------------------------

      In connection with the Lutcher Moore Tract, the Company's indirect ownership of such tract was subjected to a first mortgage, with a current principal balance of approximately $2.3 million, and a number of sellers' notes, with an aggregate current principal balance of approximately $3.0 million (the "Lutcher Moore Tract").

(5)     Preferred Stock and Common Stock

      As of March 31, 1997, the Company had the following shares of Preferred Stock issued and outstanding:

                                          1997 Dividends (In Thousands)
                                          --------------------------------
                          Liquidation
                Shares       Value        Declared    In Arrears     Total
                ------    -----------     --------    ----------     -----
Series A       641,359   $  52,745,364(1) $      -     $  1,171    $  1,171
Series B        44,954       4,495,400         111            -         111
Series E        48,982       4,898,200           -           60          60
Series F        21,057       2,105,700           -           62          62
               -------    ------------     -------      -------     -------
               756,352   $  64,244,664    $    111     $  1,293    $  1,404
     __________
      (1) 50 pounds sterling (U.K.) per share (U.K. pound sterling = U.S. $1.6448 at March 31, 1997).

Series A Preferred Stock
------------------------

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

      During  March  1997, 39 shares of Series  A  Preferred
Stock were converted into 819 shares of Common Stock.

Series B Preferred Stock
------------------------

      During the first quarter of 1997, 1 million shares of Series B Redemption Stock were sold and the proceeds applied against accrued dividends.

Series E Preferred Stock
------------------------

      In  January 1997, the Company issued 2,328  shares  of
Series E Preferred Stock in payment of the December 31, 1996 dividend.

Series F Preferred Stock
------------------------

      In December 1996, XCL authorized the issuance of up to 50,000 shares of a new series of Preferred Stock designated the Series F, Cumulative Convertible Preferred Stock, $1.00 par value per share ("Series F Preferred Stock") to two existing stockholders of XCL. During February 1997, the Company issued a total of 21,057 shares of Series F Preferred Stock in consideration of $225,000, assignment of 1,408,125 shares of Common Stock and 2,600,000 warrants to purchase Common Stock and the release by the purchasers of certain claims against the Company arising from the Company's inability to perform under the terms of existing agreements. Each share of Series F Preferred Stock is convertible, at the holder's option, into 400 shares of Common Stock. The Series F Preferred Stock bears a fixed cumulative dividend at the annual rate of $12 per share, payable semi-annually in cash, or, at the XCL's election, in additional shares of Series F Preferred Stock, subject to an increase in the event XCL fails to pay any regularly scheduled dividend.

Common Stock
------------

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

 (6)     Commitments and Contingencies and Subsequent Events

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

     o By letter dated November 8, 1996, the AMEX informed the Company that they are reviewing the Company's continued listing eligibility because:

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

     o On April 10, 1997, a wholly owned subsidiary of the Company sold $3.1 million of notes and 10.1 million warrants to purchase a like number of shares of Common Stock of the Company at $0.01 per share. These notes are expected to be repaid from proceeds of the Concurrent Equity
          Offering. The proceeds from these notes were immediately paid to Apache for unpaid cash calls.

     o The Company has future commitments of $1.4 million associated with its joint venture contract to enter the lubricating oil business in China.

     o The Company is in dispute over a 1992 tax assessment by the Louisiana Department of Revenue for the years 1987 through 1991 in the approximate amount of $2.5 million including penalties and interest. It is the Company's intent to defend these assessments vigorously and the Company believes adequate provision has been made in the financial statements for any liability.

     o On July 26, 1996, an individual filed three lawsuits against a wholly owned subsidiary. One suit alleges actual damage of $580,000 plus additional amounts that could result form an accounting of a pooled interest. Another seeks legal and related expenses of $56,473 from an allegation the plaintiff was not adequately represented before the Texas Railroad Commission. The third suit seeks a declaratory judgement that a pooling of a 1938 lease and another in 1985 should be declared terminated and further plaintiffs seek damages in excess of $1 million to effect environmental restoration. The Company believes these claims are without merit and intends to vigorously defend itself.

     o The Company is subject to other legal proceedings some of which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

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

                       March 31, 1997


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

Liquidity and Capital Resources
-------------------------------

      At March 31, 1997, the Company had an operating cash balance of $278,000 and a working capital deficit of $47.5 million, which includes $17.3 million owed to ING (U.S.) Capital Corp. ("ING") under its Credit Facility, $15.0 million of Secured Subordinated Debt, and $5.3 million in limited recourse debt collateralized only by the Lutcher Moore Tract. On March 31, 1997, the Company's office building was sold for $900,000, $750,000 in cash and a note for $150,000. The mortgage debt on the building in the amount of $652,000 was repaid in full with interest and prepayment penalties thereon. The note bears interest at 9.25% and is of a 22 month term. Contemporaneously with the sale, the Company leased back one floor of the two story building for a 22 month term.

      The Company has incurred losses in each of its last five fiscal years and the quarter ended March 31, 1997, and anticipates it will continue to do so in fiscal 1997 and 1998 because production from the Zhao Dong Block is not projected to commence until late 1998. As of May 14, 1997, the Company is in the process of offering for sale Units of Senior Secured Discount Notes due 2007 (face amount $70 million, net $56 million) and Common Stock Purchase Warrants (the "Offering"). Concurrently with the Offering, the Company is offering $25 million of units comprised of preferred stock and warrants to acquire Common Stock (the "Concurrent Equity Offering"). The closing of both offerings are contingent on each other. The successful completion of the offerings, subsequent release of certain proceeds from a cash collateral account, and the sale of domestic properties will enable the Company to meet all of its obligations including (1) certain exploration and development costs of the Zhao Dong Block, (2) repayment of outstanding debt and
(3) payment of other current liabilities. In the event such offerings are not successful the Company believes other means of obtaining working capital are available based on the estimated future nondiscounted net cash flow of $143 million ($80 million discounted) from proved China reserves, as reported in the independent engineering report of H.J. Gruy and Associates, Inc. The form and timing of these alternatives are not determinable at this time and there can be no assurance they will occur and, if they do occur, would not significantly reduce the future potential revenue from the Company's share of oil revenues. In addition, the Company's efforts to secure additional working capital will be impaired if its Common Stock is delisted from the AMEX. See Note 6.

      Longer term liquidity is dependent on the Company's commencement of production in China and continued access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of the holders of the Senior Secured Discount Notes and holders of the preferred stock should the offerings be successfully completed, or the consent of ING, the holders of the Company's Secured Subordinated Debt and the holders of preferred stock should it not. By shareholder vote on July 30, 1996, the shareholders approved an increase of 150,000,000 authorized shares of Common Stock and 1,200,000 authorized shares of preferred stock.

       The Company's Series A Preferred Stock dividend requirements are approximately 2.9 million pounds sterling (U.K.) ($4.75 million) annually and currently insufficient liquidity exists to continue to pay such amounts. The Company declared the Series A Preferred Stock dividend payable June 30, 1995. A portion of this dividend was paid with shares of Common Stock and approximately $900,000 remains to be paid in cash. As the Company was unable to pay this dividend by June 30, 1996, the holders of the Series A Preferred Stock can now demand Board of Director representation. The December 31, 1995 dividend payment on the Series A Preferred Stock was declared payable in additional shares of Series A Preferred Stock and in February and March 1997, 63,595 shares of Series A Preferred Stock were issued. The Board of Directors elected not to declare the dividends payable June 30, 1996 and December 31, 1996.

      The Company was, to April 10, 1997, in default under terms of its Credit Facility with ING and, by virtue of certain cross default provisions, the Secured Subordinated Debt. By agreement dated April 10, 1997, as amended, (the "Forbearance Agreement") ING, in consideration of the Company's commitment to grant to ING or its designee(s) warrants to acquire 7 million shares of Common Stock, agreed to forbear taking any action pending the completion of the offerings and release of such funds from a cash collateral account. The proceeds from the Offering are expected to be used to repay such debt. Forbearance has been granted until May 31, 1997 when the offerings is expected to be completed. The Offering proceeds are then to be placed in a cash collateral account and the Forbearance Agreement extended until December 1, 1997, the anticipated date by which the Joint Management Committee of the Zhao Dong Block is expected to have approved the development plan for the C-D Field of the Zhao Dong Block.

      By agreement with Apache effective December 13, 1996, the D-2 well, which the Company spudded in November 1996, has been substituted for Apache's obligation to carry the Company on a fourth exploration well and amounts due to Apache were reduced accordingly. On April 10, 1997, the remaining amount due Apache was further reduced by a payment of $3.1 million leaving a balance due of approximately $979,790, which amount is in dispute and is presently in arbitration. The Company raised the $3.1 million through the placement of promissory notes of XCL-China Ltd. and warrants to acquire Common Stock of the Company with a group of institutional and accredited investors who are currently major shareholders in the Company (the "XCL-China Debt").

      In  addition to capital commitments to fund  the  Zhao
Dong Block development (estimated to be $63,589,000 to fully develop the C-D Field), the Company has capital requirements for its lubricating oil and coalbed methane projects.

      As a result of the substantial capital requirements described above, and the Company's recurring net losses, the report of the Company's independent accountants dated April 10, 1997, as of, and for the year ended December 31, 1996, contains an explanatory paragraph regarding the ability of the Company to continue as a going concern.

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

New Accounting Pronouncement
----------------------------

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
"SFAS No. 128 Earnings Per Share" effective for financial statements issued for periods ending after December 15,
1997. The board has also issued Statement No. 129 "Disclosure of Information About Capital Structure" also effective the same date. The Company does not believe the effect of adopting these statements will have a material impact on the Company.

Results of Operations
---------------------

     During the three month periods ended March 31, 1997 and
March  31,  1996, the Company incurred net  losses  of  $1.2 million and $1.6 million, respectively.

      Oil and gas revenues for the three month period ended March 31, 1997, were $85,000 compared to $576,000 during the corresponding period in 1996. Revenues will continue to decline as the Company completes its announced program of selling substantially all of its U.S. producing properties. Interest expense remained relatively unchanged in the first quarter of 1997 as compared to the corresponding period in 1996..

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

                  XCL LTD. AND SUBSIDIARIES

                       March 31, 1997

                 PART II - OTHER INFORMATION


Item 1.          Legal Proceedings

      Other than as disclosed in the Company's Annual Report on Form 10-K, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

Item 2(c).  Changes in Securities

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

o On February 10, 1997, the Company issued an aggregate of 1,874,467 warrants to purchase 1,874,467 shares of Common Stock to T. Jerald Hanchey (1,632,807 warrants) and Donald
  A. and Joanne R. Westerberg (241,660 warrants) in connection with their purchase of the Company's remaining interest (41.089%) in the Seller Notes securing the Lutcher Moore Tract ($217,961 in principal) for $193,916 net after discount. The warrants are exercisable at $0.25 per share and expire on December 31, 1999.

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

o On January 2, 1997, the Company issued 2,328 shares of Series E Preferred Stock to the holders thereof in lieu of a cash dividend totaling $233,270 payable December 31, 1996, calculated pursuant to the terms of the Series E Preferred Stock. The Series E Preferred Stock has a face value of $100/share.

Item 3.     Defaults Upon Senior Securities.

(a)     Debt

      The  Company  failed  to make a principal  payment  of
$664,008 due January 2, 1997 and interest payments of $248,626 due October 1, 1996, $412,896 due January 2, 1997
and $395,137 due April 1, 1997 to ING, resulting in a default under the Credit Facility and, by virtue of certain cross default provisions, the Secured Subordinated Debt. By letter dated January 9, 1997, ING acknowledged that failure to make such principal and interest payments constituted an event of default and advised that such past due payments bear interest at the Late Payment Rate in effect on such date. From January 2, 1997, the Late Payment rate has been 12.25%. Under the terms of the Forbearance Agreement between the Company, XCL-China and ING, ING agreed that it would not accelerate the maturity of, or commence any foreclosure procedures to collect, the indebtedness under the Credit Facility until May 31, 1997. Further, if the Offering has been closed by that date, ING's agreement to forbear will be extended to December 1, 1997. The Forbearance Agreement does not operate to remove any default under the Credit Facility, and ING will be free to reserve all of its legal and equitable rights at the end of the forbearance period. In addition, the Forbearance Agreement requires that the proceeds of the Concurrent Equity Offering be used first to pay the costs of issuance associated with both the Concurrent Equity Offering and the Offering and to repay the XCL-China Debt ($3.1 million borrowed on April 10, 1997 from a group of institutional and accredited investors and evidenced by promissory notes of XCL-China); second, to pay current obligations of XCL-China and to reestablish a reserve for such obligations (under terms reasonably acceptable to ING) pending release of the proceeds of the Offering; third, to pay reasonable and necessary general and administrative expenses through December 1, 1997 (not to exceed $2,750,000); and fourth, to the extent that any proceeds of the Concurrent Equity Offering remain, to be applied against the indebtedness under the Credit Facility. As consideration for the Forbearance Agreement, the Company issued warrants to ING, pledged the stock of certain subsidiaries, and provided ING with a guaranty of the indebtedness under the Credit Facility by XCL-China. In addition, the Credit Facility was amended to provide that proceeds from any direct or indirect sale of the Lutcher Moore Tract are to be used first to pay debt on the Lutcher Moore Tract (up to $5.2 million plus accrued interest), second to pay the XCL-China Debt, or if the XCL-China Debt has been paid, to establish a reserve of up to $3.1 million for current and future obligations of XCL-China incurred on or before December 1, 1997, and third to pay the indebtedness under the Credit Facility.

      During April 1993, the Company issued in a private placement, $15 million of Secured Subordinated Note Units . Each of these 40 units consisted of a $375,000 note payable, warrants to acquire 100,000 shares of the Company's Common Stock at $0.90 per share (which were previously issued to a group of banks in a prior credit facility), a net profits interest in certain exploration leases and a contractual interest  in  the  net  revenues  of  XCL-China,  under  the
Contract relating the Zhao Dong Block, which was not material. This borrowing bears interest at 12%, if paid with cash, or 14%, if the Company elects to use Common Stock, with payment at 125% of the interest due if paid in unregistered shares. It is collateralized by a second mortgage on all the Company's producing properties and a second lien on the stock of XCL-China. Payment on this debt cannot be made prior to payment on the indebtedness under the Credit Facility. The terms of the Secured Subordinated Debt provide that an event of default under the Credit Facility which has not been waived and permits ING to accelerate the maturity of its indebtedness is an event of default on the Secured Subordinated debt. In the case of an event of default, the holders of the Secured Subordinated Debt cannot take any enforcement action (including acceleration of the Secured Subordinated Debt) while the Credit Facility is outstanding until the lapse of a 180-day blocking period. A blocking period commences with deliver of a blocking notice by holders of 70 percent of the Secured Subordinated Debt. No such blocking notice has been given. As noted above, an event of default exists under the Credit Facility, therefore an event of default exists with respect to the Secured Subordinated Debt.

(b)     Preferred Stock

      The Series A Preferred Stock dividend requirements are approximately 2.9 million pounds sterling (U.K.) annually (approximately $4.75 million) and currently insufficient liquidity exists to continue to pay such amounts. Further, the Credit Facility restricts payment of cash dividends. With the approval of its lender, the Company declared the June 30, 1995 dividend payable in cash, with such cash to be obtained from the sale of Common Stock. In order to reduce the cash requirement, effective June 26, 1995, the Company entered into agreements with three U.S. holders of Series A Preferred Stock representing approximately 59 percent of the class, pursuant to which they elected to receive their dividends in Common Stock of the Company. Cash dividends remaining to be paid with respect to the June 30, 1995 dividend declaration, aggregate approximately $900,000. As the Company was unable to pay this dividend by June 30, 1996, the holders of the Series A Preferred Stock are entitled to representation on the Board of Directors.

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

Item  4.       Submission of Matters to a Vote of  Security-Holders

      There were no matters submitted to a vote of the security holders of the Company during the period covered by this report.

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

4.35     Form of a series of Stock Purchase Warrants dated
     November 26, 1996, entitling the following holders thereto to purchase up to 2,666,666 shares of Common
     Stock at $0.125 per share on or before December 31, 1999:

     Warrant Holder                                    Warrants
     --------------                                    --------

     Opportunity Associates, L.P.                       133,333
     Kayne Anderson Non-Traditional Investments, L.P.   666,666
     Arbco Associates, L.P.                             800,000
     Offense Group Associates, L.P.                     333,333
     Foremost Insurance Company                         266,667
     Nobel Insurance Company                            133,333
     Evanston Insurance Company                         133,333
     Topa Insurance Company                             200,000 (Q)(i)

4.36     Form of a series of Stock Purchase Warrants dated
     December 31, 1996 (2,128,000 warrants) and January 8,
     1997 (2,040,000 warrants) to purchase up to an aggregate of 4,168,000 shares of Common Stock at $0.125 per share on or before August 13, 2001. (Q)(ii)

4.37     Form of Stock Purchase Warrants dated February 6,
     1997, entitling the following holders to purchase an aggregate of 1,874,467 shares of Common Stock at $0.25 per share on or before December 31, 1999:

     Warrant Holder                           Warrants
     --------------                           --------

     Donald A. and Joanne R. Westerberg       241,660
     T. Jerald Hanchey                      1,632,807 (Q)(iii)

4.38     Certificate of Designation of Series F, Cumulative
     Convertible Preferred Stock, par value $1.00 per share
     (Q)(iv)

4.39     Form of Subscription Agreement for Series F,
     Cumulative Convertible Preferred Stock with respect to the following purchases:

     Subscriber                              Shares
     ----------                              ------
     Mitch Leigh                              18,448
     Abby Leigh                                1,731
     Arthur Rosenbloom                           878 (Q)(v)

4.40 Form of a series of Stock Purchase Warrants dated April 10, 1997, issued as a part of a unit offered with Unsecured Notes of XCL-China Ltd., exercisable at $0.01 per share on or before April 9, 2002, entitling the following holders to purchase up to an aggregate of 10,092,980 shares of Common Stock:

     Warrant Holder                                     Warrants
     --------------                                     --------

     Kayne Anderson Offshore L.P.                        651,160
     Offense Group Associates, L.P.                    1,627,900
     Kayne Anderson Non-Traditional Investments, L.P.  1,627,900
     Opportunity Associates, L.P.                      1,302,320
     Arbco Associates, L.P.                            1,627,900
     J. Edgar Monroe Foundation                          325,580
     Estate of J. Edgar Monroe                           976,740
     Boland Machine & Mfg. Co., Inc.                     325,580
     Construction Specialists, Inc.
       d/b/a Con-Spec, Inc.                            1,627,900  (Q)(vi)

10.0     -     Material Contracts

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

10.39 Form of Fifth Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates, L.P. dated August 8, 1996. (Q)(vii)

10.40     Form of Assignment and Sale between XCL
     Acquisitions, Inc. and purchasers of an interest in certain promissory notes held by XCL Acquisitions, Inc.
     as follows:

          Date               Purchaser                   Principal  Purchase
                                                          Amount     Price
     November 19, 1996   Opportunity Associates, L.P.   $15,627.39  $12,499.98
     November 19, 1996   Kayne Anderson Non-Traditional
                           Investments, L.P.            $78,126.36  $62,499.98
     November 19, 1996   Offense Group Associates, L.P. $39,063.18  $31,249.99
     November 19, 1996   Arbco Associates, L.P.         $93,743.14  $75,000.04
     November 19, 1996   Nobel Insurance Company        $15,627.39  $12,499.98
     November 19, 1996   Evanston Insurance  Company    $15,627.39  $12,499.98
     November 19, 1996   Topa Insurance Company         $23,435.79  $18,750.01
     November 19, 1996   Foremost Insurance Company     $31,249.48  $25,000.04
     February 10, 1997   Donald A. and Joanne R.
                          Westerberg                    $25,000.00  $28,100.00
     February 10, 1997   T. Jerald Hanchey             $168,915.74 $189,861.29
      (Q)(viii)

10.41 Form of Sixth Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher &
     Moore Cypress Lumber Company, The First National Bank of Lake Charles, The Estate of Mary Elizabeth Mecom,
     The Estate of  John W. Mecom, The  Mary  Elizabeth
     Mecom  Irrevocable  Trust, Matilda Gray Stream, The
     Opal Gray  Trust,  Harold  H. Stream  III, The
     Succession of  Edward  M. Carmouche, Virginia Martin
     Carmouche and L.M. Holding  Associates,  L.P. dated
     January 28, 1997. (Q)(ix)

10.42     Form of Act of Sale between the Company and The
     Schumacher Group of Louisiana, Inc. dated March 31,
     1997, where in the Company sold its office building.
     (Q)(x)

10.43     Amendment No. 1 to the May 1, 1995 Agreement with
     Apache Corp. dated April 3, 1997, effective December
     13, 1996. (Q)(xi)

10.44     Form of Guaranty dated April 9, 1997 by XCL-China
     Ltd. in favor of ING (U.S.) Capital Corporation executed in connection with the sale of certain
     Unsecured Notes issued by XCL-China Ltd. (Q)(xii)

10.45 Form of First Amendment to Stock Pledge Agreement dated April 9, 1997, between the Company and ING (U.S.)
     Capital Corporation adding XCL Land Ltd. to the Stock
     Pledge Agreement dated as of January 31, 1994.
     (Q)(xiii)

10.46 Form of Agreement dated April 9, 1997, between ING (U.S.) Capital Corporation, XCL-China and holders of the Senior Unsecured Notes, subordinating the Guaranty granted by XCL-China in favor of ING to the Unsecured Notes. (Q)(xiv)

10.47 Form of Forbearance Agreement dated April 9, 1997 between the Company and ING (U.S.) Capital Corporation.
     (Q)(xv)

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
     Construction Specialists, Inc.
        d/b/a Con-Spec, Inc.                           $500,000 (Q)(xvi)

10.49     Form of Subscription Agreement dated April 10,
     1997, by and between XCL-China, Ltd., the Company and the subscribers of Units, each unit comprised of $100,000 in Unsecured Notes and 325,580 warrants.
     (Q)(xvii)

10.50 Form of Intercompany Subordination Agreement dated April 10, 1997, between the Company, XCL-Texas, Ltd., XCL Land Ltd., The Exploration Company of Louisiana, Inc., XCL-Acquisitions, Inc., XCL-China Coal Methane Ltd., XCL-China LubeOil Ltd., XCL-China Ltd., and holders of the Unsecured Notes. (Q)(xviii)

11.     Statement re computation of per share earnings *

15.     Not applicable.

18.     Not applicable.

19.     Not applicable.

22.     Not applicable.

23     Not applicable.

24.     Not applicable.

27.     Financial Data Schedule *

99     Glossary of Terms *

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

(Q) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996, filed April 15, 1997, where it appears as (i) through (vi) Exhibits
     4.35  through  4.40 and (vii) through (xviii)  Exhibits
     10.39 through 10.50.

 (b)     Reports on Form 8-K

      A current report on Form 8-K was filed to report that on February 4, 1997 through February 11, 1997, the Company had sold an aggregate of 1,340,200 shares of Common Stock pursuant to Regulation S of the Securities Act of 1933, as amended (the "Act") through the exercise of stock purchase warrants.

      A current report on Form 8-K was filed to report that on February 20, 1997 through February 24, 1997, the Company had sold an aggregate of 289,900 shares of Common Stock pursuant to Regulation S of the Act through the exercise of stock purchase warrants.

      A current report on Form 8-K was filed to report that on March 21, 1997, the Company had sold 73,000 shares of Common Stock pursuant to Regulation S of the Act through the exercise of stock purchase warrants.

      A current report on Form 8-K was filed to report that from April 18, 1997 through April 30, 1997, the Company had sold an aggregate of 3,066,900 shares of Common Stock pursuant to Regulation S of the Act through the exercise of stock purchase warrants.

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

Date: May 14, 1997