Form 10-Q
period 1997-06-30
XCL LTD
filed 1997-08-14
CIK 720676

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

               Quarterly Report pursuant to Section 13 or 15(d) of the
      [X]      Securities Exchange Act of 1934
               For the Quarterly Period Ended June 30, 1997

                               OR

               Transition Report Pursuant to Section 13 or 15(d) of
     [  ]          the Securities Exchange Act of 1934

                   Commission File No. 1-10669

                            XCL Ltd.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

       Delaware                                   51-0305643
------------------------                     ----------------------
(State of Incorporation)                       (I.R.S. Employer
                                             Identification Number)

            110 Rue Jean Lafitte, 2nd Floor, Lafayette, LA 70508
       ---------------------------------------------------------
       (Address of principal executive offices)      (Zip Code)

                          318-237-0325
      ---------------------------------------------------
      (Registrant's telephone number, including area code)

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

      298,142,945 shares Common Stock, $.01 par value were outstanding on August 14, 1997.

                            XCL LTD.

                        TABLE OF CONTENTS


                                                       Page
                             PART I

Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                             PART II

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K
Index to Exhibits





        DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

      This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, those regarding the Company's financial position, business strategy, budgets, reserve estimates, development and exploitation opportunities and projects, behind-pipe zones, classification of reserves, projected financial, operating and reserve data and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Certain Risk Factors Relating to the Company and the Oil and Gas Industry" in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and elsewhere in the Annual Report including, without limitation, in conjunction with the forward-looking statements included in this Quarterly Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company, are expressly qualified in their entirety by the Cautionary Statements.

                    XCL Ltd. and Subsidiaries

                 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                   CONSOLIDATED BALANCE SHEET
                     (Thousands of Dollars)

                                                    June 30     December 31
                        Assets                       1997          1996
                        ------                       ----          ----
                                                         (Unaudited)
Current assets:
      Cash and cash equivalents                   $   4,707       $    113
      Cash held in escrow (restricted)               75,000             --
      Accounts receivable, net                           40             23
      Prepaid expenses                                  110            212
                                                    -------        -------
                       Total current assets          79,857            348
                                                    -------        -------
Property and equipment:
      Oil and gas (full cost method):
           Proved and unproved properties under
            development not being amortized          39,376         34,305

      Land, at cost                                      --            135
      Other                                           1,205          2,492
                                                    -------        -------
                                                     40,581         36,932
      Accumulated depreciation, depletion and
       amortization                                    (954)        (1,491)
                                                    -------        -------
                                                     39,627         35,441
                                                    -------        -------
Investments                                           2,908          2,383
Assets held for sale                                 21,058         21,058
Deferred charges and other assets                     8,440          1,634
                                                   --------       --------
                       Total assets               $ 151,890      $  60,864
                                                   ========       ========

              Liabilities and Shareholders' Equity
              ------------------------------------

Current liabilities:
      Senior secured notes                       $   75,000      $      --
      Other notes payable                             1,000             --
      Accounts payable and accrued costs              5,649          3,901
      Due to joint venture partner                    2,458          4,202
      Dividends payable                                 928            928
      Current maturities of long-term debt           29,290         38,022
                                                   --------       --------
           Total current liabilities                114,325         47,053
                                                   --------       --------
Long-term debt, net of current maturities                --             --
Other non-current liabilities                         2,741          2,770
                                                   --------       --------
Commitments and contingencies (Note 6)
Shareholders' equity:
      Preferred stock-$1.00 par value; authorized
         2,400,000 shares; issued shares of
         1,062,286 at June 30, 1997 and 669,411 at
         December 31, 1996-liquidation preference
         of $90.9 million at June 30, 1997            1,062            669
      Common stock-$.01 par value; authorized
         500 million shares; issued shares of
         298,142,945 at June 30, 1997 and
         285,754,151 at December 31, 1996             2,981          2,858
      Common stock held in treasury - $.01 par
         value; 1,042,065 shares at June 30,
         1997 and December 31, 1996                     (10)           (10)
      Additional paid-in capital                    254,494        226,956
      Accumulated deficit                          (223,703)      (219,432)
                                                   --------       --------
           Total shareholders' equity                34,824         11,041
                                                   --------       --------
                    Total liabilities and
                      shareholders'equity         $ 151,890      $  60,864
                                                   ========       ========

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF OPERATIONS

            (In Thousands, Except Per Share Amounts)

                                                      Three Months Ended    Six Months Ended
                                                            June 30                June 30
                                                      ------------------    ----------------
                                                        1997       1996       1997     1996
                                                        ----       ----       ----     ----
                                                          (Unaudited)           (Unaudited)

Oil and gas revenues from properties held for sale   $     53     $   361     $   137   $   937
                                                      -------      ------      ------     -----
Costs and operating expenses:
      Operating                                            47          85         113       237
      Depreciation, depletion and amortization             24         151          80       483
      Writedown of investments                             --       1,250          --     1,250
      General and administrative                          756         845       1,534     1,994
                                                      -------      ------      ------    ------
                                                          827       2,331       1,727     3,964
                                                      -------      ------      ------    ------
Operating loss                                           (774)     (1,970)     (1,590)   (3,027)
                                                      -------      ------      ------    ------

Other income (expense):
      Interest income                                     498          --         498        --
      Interest expense, net of amounts capitalized     (1,012)       (571)     (1,646)   (1,207)
      Loss on sale of investments                          --        (661)         --      (661)
      Other, net                                           73         140         312       192
                                                      -------     -------      ------    ------
                                                         (441)     (1,092)       (836)   (1,676)
                                                      -------     -------      ------    ------

Net loss                                               (1,215)     (3,062)     (2,426)   (4,703)
Preferred stock dividends                              (1,912)       (416)     (3,316)     (447)
                                                      -------     -------     -------    ------
Net loss attributable to common stock                $ (3,127)   $ (3,478)   $ (5,742)  $(5,150)
                                                      =======     =======     =======    ======

Net loss per common and common equivalent share      $   (.01)   $   (.01)   $   (.02)  $  (.02)
                                                      =======     =======     =======    ======
Weighted average number of common and common
 equivalent shares outstanding                        293,529     263,343     292,673   260,061
                                                      =======     =======     =======   =======


 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Thousands of Dollars)

                                                            Six Months Ended June 30
                                                            ---------------------
                                                               1997         1996
                                                               ----         ----
                                                                  (Unaudited)
     Cash flows from operating activities:
          Net loss                                          $ (2,426)     $  (4,703)
                                                             -------       --------
         Adjustments to reconcile net loss to
            net cash used in operating activities:
             Depreciation, depletion and amortization             80            483
             Loss on sale of investments                          --            661
             Writedown of investments                             --          1,250
             Change in assets and liabilities:
                  Accounts receivable                            (17)           660
                  Prepaid expenses                               102            104
                  Accounts payable and accrued costs           1,754            670
      Due to joint venture partner                            (1,744)            --
                  Other, net                                      (4)          (126)
                                                             -------        -------
                       Total adjustments                         171          3,702
                                                             -------        -------
                       Net cash used in operating activities  (2,255)        (1,001)
                                                             -------        -------
     Cash flows from investing activities:
         Capital expenditures                                 (3,281)        (2,410)
         Investments                                            (388)          (164)
         Proceeds from sale of assets                            759          9,147
                                                             -------        -------
                       Net cash provided by (used in)
                        investing activities                  (2,910)         6,573
                                                             -------        -------
     Cash flows from financing activities:
         Proceeds from sales of common stock                     652            960
         Proceeds from loans                                  78,316             --
         Proceeds from sales of treasury stock                    --            251
         Payment for treasury stock                               --           (141)
         Proceeds from issuance of preferred stock            25,000            282
         Proceeds from exercise of common stock
           warrants and options                                1,184             --
         Payment of long-term debt                            (8,965)        (8,239)
         Payment of note payable                              (2,100)            --
         Payment of preferred stock dividends                   (469)            --
         Preferred stock and debt issuance costs              (8,859)            --
         Other, net                                               --            (95)
                                                             -------        -------
                       Net cash provided by (used in)
                        financing activities                  84,759         (6,982)
                                                             -------        -------

     Net increase (decrease) in cash and cash equivalents     79,594         (1,410)
     Cash and cash equivalents at beginning of period            113          1,610
                                                             -------        -------
     Cash and cash equivalents at end of period             $ 79,707       $    200
                                                             =======        =======

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1997

 (1)     Basis of Presentation

      The consolidated financial statements at June 30, 1997, and for the three months and six months then ended have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations. The Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of XCL Ltd. and subsidiaries as of June 30, 1997, and
December 31, 1996, and the results of their operations for the three months and six months ended June 30, 1997 and 1996, have been included. Certain reclassifications have been made to prior period financial statements to conform to current year presentation. These reclassifications had no effect on net loss or shareholders equity. The results of the Company's operations for such interim periods are not necessarily indicative of the results for the full year.

      Loss per common and common equivalent share has been computed by dividing net loss attributable to common stock by the weighted average number of common and common share equivalents outstanding.

      See  the  discussion  in the section  entitled  "Disclosure
Regarding Forward-Looking Information" herein.

(2)     Liquidity and Capital Resources

      At June 30, 1997, the Company had an operating cash balance of $4.7 million and a working capital deficit of $34.5 million, which includes $17.3 million owed to ING (U.S.) Capital Corp. ("ING") under its Credit Facility, $7.0 million of Secured Subordinated Debt, $5.0 million in limited recourse debt collateralized only by the Lutcher Moore Tract, and $1.0 million in unsecured notes of XCL-China Ltd. which were repaid in July 1997.

     The Company completed a $75,000,000 debt offering (the "Note Offering") and a $25,000,030 preferred stock offering (the "Equity Offering") on May 20, 1997 (collectively referred to as the "Offerings"). Under terms of the trust indenture two cash collateral accounts were established (reflected in the balance sheet as cash held in escrow), one for $14,625,000 (representing the aggregate amount of interest due on the Notes through November 1, 1998) and the other for $60,375,000. Funds held in the latter cash collateral account will be disbursed to the
Company  only  if  the requisite Chinese authority  approves  the
Overall Development Plan ("ODP") by November 1, 1997 for development of the C-D Field of the Zhao Dong Block. Additional funds of approximately $13 million are expected from the sale of the Lutcher Moore Tract, although there can be no assurance as to the timing and amounts to be obtained. During 1996, litigation was instituted against the Company in connection with the remaining domestic oil and gas property held by the Company, effectively impeding the Company's ability to consummate a sale by casting doubt as to the Company's rights to certain leases and demanding damages. Upon resolution of the litigation the Company will resume its efforts to dispose of these properties. These transactions will provide funding for the Company to repay all of its other indebtedness, and, combined with projected cash flow, the estimated development expenditures and its contractual exploration obligations.

      The Company anticipates incurring losses in fiscal 1997 and 1998 because production from the China properties is not expected until late in 1998. If the Company is successful in additional exploratory drilling on the Zhao Dong Block, or if the Company is successful in developing additional oil and gas projects, the Company may need additional working capital. The Company believes that in such events funds will be available to meet these needs. The exact amounts, source and timing of such financing is not determinable at this time and there are no assurances it will be available if needed. In addition, the Company's efforts to secure additional working capital could be impaired if its common stock is delisted from the AMEX. See Note 6.

      Longer term liquidity will be dependent upon the Company's future performance, including commencement of production in China, as well as continued access to capital markets, including the ability to issue additional debt and equity securities. Issuance of debt and equity securities may require consent of the holders of the Senior Secured Notes due May 1, 2004, and, until repaid by proceeds of the Note Offering, ING and the holders of the Company's Secured Subordinated Debt, and in the case of certain equity securities, of one or more classes of the Company's equity securities.

      The Company is undertaking certain actions to simplify its capital structure which will include the amendment, recapitalization and combination of its outstanding Series A, Cumulative Convertible Preferred Stock and Series E, Cumulative Convertible Preferred Stock into a single designated series of Amended Series A, Cumulative Convertible Preferred Stock which, together with the new series issued on May 20, 1997, will constitute a single class of Amended Series A Preferred Stock. The Company is also considering a reverse stock split of its Common Stock. The reverse stock split of the Common Stock will require approval of the holders of a majority of the outstanding shares of capital stock entitled to vote thereon at a special stockholders' meeting planned for the fall, 1997. Changes in the outstanding series of Preferred Stock will require approval of the holders of two-thirds of each series of the affected outstanding Preferred Stock. The Company has received indications from those series of outstanding Preferred Stock that such approvals will be obtained.

      The Company was, until April 10, 1997, in default under terms of its Credit Facility with ING and, by virtue of certain cross default provisions, the Secured Subordinated Debt. By agreement dated April 10, 1997, as amended, (the "Forbearance Agreement") ING, in consideration of the Company's commitment to grant ING or its designee(s) warrants to acquire 7 million shares of Common Stock, agreed to forbear taking any action pending the completion of the Offerings and release of such funds from a cash collateral account. The proceeds from the sale of the Senior Secured Notes due May 1, 2004, are expected to be used to repay such debt. Forbearance has been conditionally extended until November 1, 1997, the anticipated date by which the requisite Chinese authority is expected to have approved the development plan for the C-D Field of the Zhao Dong Block.

      In  addition  to capital commitments to fund the  Company's share of the Zhao Dong Block development, the Company has capital
requirements   for  its  lubricating  oil  and  coalbed   methane
projects.

       As  a  result  of  the  substantial  capital  requirements described above, and the Company's recurring net losses, the report of the Company's independent accountants dated April 10, 1997, as of, and for the year ended December 31, 1996, contains an explanatory paragraph regarding the ability of the Company to continue as a going concern. The Company's independent accountants have indicated that, assuming the release of the escrow funds and repayment of the Credit Facility and the Secured Subordinated Debt and no adverse conditions occur in respect of the Company's projected operations, they will issue an unqualified audit report that does not contain an explanatory paragraph on such consolidated financial statements.

 (3)     Supplemental Cash Flow Information

     There were no income taxes paid during the six month periods ended June 30, 1997 and 1996.

      Interest and associated capitalized costs for the three month and six month periods ended June 30 totaled $2.1 million and $2.6 million, respectively for 1997 and $0.8 million and $1.4 million, respectively for 1996. Interest paid during the three month and six month periods ended June 30 amounted to approximately $89,500 and $195,300 for 1997, and $200,000 and
$1.1 million, respectively for 1996.

 (4)     Debt

Long-term debt consists of the following (000's):

                                                    June 30       December 31
                                                      1997            1996
                                                      ----            ----

     Collateralized credit facility               $  17,279       $  17,279
     Secured Subordinated Debt                        7,000          15,000
     Office building mortgage                            --             652
                                                    -------         -------
                                                     24,279          32,931
     Lutcher Moore Group Limited Recourse Debt        5,011           5,091
                                                    -------         -------
                                                     29,290          38,022
     Less current maturities:
         Lutcher Moore Group Limited Recourse Debt   (5,011)         (5,091)
         Collateralized credit facility             (17,279)        (17,279)
         Secured Subordinated Debt                   (7,000)        (15,000)
         Office building mortgage                        --            (652)
                                                   --------        --------
                                                  $      --       $      --
                                                   ========        ========


      Substantially all of the Company's assets collateralize these borrowings. Accounts payable and accrued expenses include interest accrued at June 30, 1997, of approximately $3.6 million.

Credit Facility
---------------

      The Company has been in default of interest payments since October 1, 1996 and principal payments since January 2, 1997 to ING, resulting in a default under the Credit Facility and, by virtue of certain cross default provisions, the Secured Subordinated Debt. By letter dated January 9, 1997, ING acknowledged that failure to make such principal and interest payments constituted an event of default and advised that such past due payments bear interest at the Late Payment Rate in effect on such date. On January 2, 1997, the Late Payment rate was 12.25%. Under the terms of the Forbearance Agreement between the Company, XCL-China and ING, ING agreed that it would not accelerate the maturity of, or commence any foreclosure procedures to collect, the indebtedness under the Credit Facility until May 31, 1997. As of May 20, 1997, the closing date for the Offerings, ING's agreement to forbear was conditionally extended to November 1, 1997. The Forbearance Agreement does not operate to remove any default under the Credit Facility, and ING will be free to assert all of its legal and equitable rights at the end of the forbearance period. The Forbearance Agreement allows proceeds of the Equity Offering to be used to repay Secured Subordinated Debt of the Company, to the extent that holders of that debt subscribed to the Equity Offering. In addition, the Forbearance Agreement requires that the proceeds of the Equity Offering be used first to pay the costs of issuance associated with both the Equity Offering and the Offering and to repay the XCL-China Debt ($3.1 million borrowed on April 10, 1997 from a group of institutional and accredited investors and evidenced by promissory notes of XCL-China); second, to pay current obligations of XCL-China and to reestablish a reserve for such obligations (under terms reasonably acceptable to ING) pending release of the proceeds of the Offering; third, to pay reasonable and necessary general and administrative expenses through November 1, 1997 (not to exceed $2,375,000); and fourth, to the extent that any proceeds of the Equity Offering remain, to be applied against the indebtedness under the Credit Facility. As consideration for the Forbearance Agreement, the Company issued warrants to ING, pledged the stock of certain subsidiaries, and provided ING with a guaranty of the indebtedness under the Credit Facility by XCL-China. In addition, the Credit Facility was amended to provide that proceeds from any direct or indirect sale of the Lutcher Moore Tract are to be used first to pay debt on the Lutcher Moore Tract (up to $5.2 million plus accrued interest), second to pay the XCL-China Debt, or if the XCL-China Debt has been paid, to establish a reserve of up to $3.1 million for current and future obligations of XCL-China incurred on or before September 30, 1997, and third to pay the indebtedness under the Credit Facility.

Secured Subordinated Debt
-------------------------

       During April 1993, the Company issued in a private placement, $15 million of Secured Subordinated Note Units. Each of these 40 units consisted of a $375,000 note payable, warrants to acquire 100,000 shares of the Company's Common Stock at $0.90 per share (which were previously issued to a group of banks in a prior credit facility), a net profits interest in certain exploration leases and a contractual interest in the net revenues of XCL-China, under the Contract relating to the Zhao Dong Block, which was not material. This borrowing bears interest at 12%, if paid with cash, or 14%, if the Company elects to use Common Stock, with payment at 125% of the interest due if paid in unregistered shares. It is collateralized by a second mortgage on all the Company's producing properties and a second lien on the stock of XCL-China. Payment on this debt cannot be made prior to payment on the indebtedness under the Credit Facility. The terms of the Secured Subordinated Debt provide that an event of default under the Credit Facility which has not been waived and permits ING to accelerate the maturity of its indebtedness is an event of default on the Secured Subordinated Debt. In the case of an event of default, the holders of the Secured Subordinated Debt cannot take any enforcement action (including acceleration of the Secured Subordinated Debt) while the Credit Facility is outstanding until the lapse of a 180-day blocking period. A blocking period commences with delivery of a blocking notice by holders of 70 percent of the Secured Subordinated Debt. No such blocking notice has been given. As noted above, an event of default exists under the Credit Facility, therefore an event of default exists with respect to the Secured Subordinated Debt. In accordance with the terms of the Forbearance Agreement, on May 20, 1997, $8.0 million of the Secured Subordinated Debt was repaid, with proceeds from the Equity Offering, to those institutional investors who purchased Amended Series A Preferred Stock in the Equity Offering.

Lutcher Moore Group Limited Recourse Debt
-----------------------------------------

      In connection with the Lutcher Moore Tract, the Company's indirect ownership of such tract was subjected to a first mortgage, with a current principal balance of approximately $2.0 million, and a number of sellers' notes, with an aggregate current principal balance of approximately $3.0 million (the "Lutcher Moore Tract"). During July 1997, upon payment by the Company of principal and interest in the aggregate amount of approximately $430,000, the repayment terms of the Mortgage Notes were extended until January 17, 1998.

      Payments of principal and interest on the Seller Notes are past due and in July 1997, certain of the sellers have demanded payment. The Company is negotiating an extension of the maturity dates of the Seller Notes however, should the Company be unsuccessful in negotiating further extension, the holders have recourse only to the property itself, as the Company is not liable for the debt. The book value of this property is $12.2 million, therefore, if the Company should allow the mortgagees to repossess the property for nonpayment of the mortgage debt, the Company would incur a substantial loss.

Office Building Mortgage
------------------------

      On March 31, 1997, the Company's office building was sold for $900,000, $750,000 in cash and a note for $150,000. The mortgage debt on the building in the amount of $652,000 was repaid in full with interest and prepayment penalties thereon. The note bears interest at 9.25% and is of a 22 month term. Contemporaneously with the sale, the Company leased back one floor of the two story building for a 22 month term, with the note payments being equal to and offsetting the lease payments.

Senior Secured Notes
--------------------

      On  May  20,  1997,  the Company sold through  Jefferies  &
Company, Inc. ("Jefferies"), in an unregistered offering to qualified institutional buyers and accredited institutional investors (the "Note Offering") 75,000 Note Units, each consisting of $1,000 principal amount of 13.5% Senior Secured Notes due May 1, 2004 (collectively, the "Notes") and one Common Stock Purchase Warrant (collectively the "Note Warrants") to purchase 1,280 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). The Notes and the Note Warrants will not be separately transferable until the date which is the earlier of (i) August 17, 1997 or (ii) such date as Jefferies in its discretion deems appropriate.

     Jefferies was the initial purchaser ("Initial Purchaser") in connection with the Note Offering for which it was paid usual and customary compensation as well as reimbursement for its out-of-pocket expenses in the Offerings.

     Interest on the Notes will be payable semi-annually on May 1 and November 1, commencing November 1, 1997. The Notes will mature on May 1, 2004. The Notes are not redeemable at the option of the Company prior to May 1, 2002, except that the Company may redeem, at its option prior to May 1, 2002, up to 35% of the original aggregate principal amount of the Notes, at a redemption price of 113.5% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption, with the net proceeds of any equity offering completed within 90 days prior to such redemption; provided that at least $48.75 million in aggregate principal amount of the Notes remain outstanding. On or after May 1, 2002, the Notes are redeemable at the option of the Company, in whole or in part, at an initial redemption price of 106.75% of the aggregate principal amount of the Notes until May 1, 2003, and at par thereafter, plus accrued and unpaid interest, if any, to the date of
redemption.   Upon  the occurrence of a change  of  control,  the
Company will be obligated to make an offer to purchase all outstanding Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

      Prior to the issuance of the Notes, the Company had approximately $32.3 million aggregate principal amount of existing full recourse indebtedness (the "Existing Secured Debt"), collateralized by substantially all of the outstanding capital stock of XCL-China Ltd., the Company's principal operating subsidiary ("XCL-China"). Initially, the Notes will be secured by all of the gross proceeds of the Offering. A portion of such gross proceeds (approximately $14.6 million) will be segregated into a separate account (the "Capitalized Interest Account") to pay interest on the Notes through November 1, 1998. If certain conditions are met, the collateral for the Notes (exclusive of the amount in the Capitalized Interest Account) will be released and used to repay the Existing Secured Debt, to fund the Company's China operations, and for additional working capital for general corporate purposes, the Notes will then be secured by a pledge of all of the outstanding capital stock of XCL-China, and XCL-China will guarantee the Notes on a senior basis. If such conditions do not occur prior to November 1, 1997, however, the Notes will be mandatorily redeemed on November 30, 1997, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. Any remaining unpaid amount in respect of the Notes shall become a claim against the Company subordinate in right of payment to the Existing Secured Debt.

      The Note Warrants will entitle the holders thereof to purchase in the aggregate 96,000,000 shares of the Common Stock. The Note Warrants will be exercisable at any time after the later of the first anniversary of the issue date or such date on which the Company has reserved or has available a sufficient number of shares of its Common Stock to permit exercise of all the outstanding Note Warrants ("Initial Note Warrant Exercise Date") and until 5:00 p.m. New York City time on the seventh anniversary of the issue date, at an initial exercise price of $0.2063 per share, subject to adjustment. If the Initial Note Warrant Exercise Date does not occur by May 20, 1998, then each Note Warrant will automatically convert into the right to purchase one share of Amended Series A Preferred Stock at an exercise price of $34.00 per share.

      The securities issued in the Note Offering are "restricted securities" as defined in Rule 144 under the Securities Act of 1933, as amended. The Note Units, and upon separation, the Notes and Note Warrants are eligible for trading in the Private Offering, Resales and Trading through Automated Linkage Market of the National Association of Securities Dealers, Inc. Holders will also be entitled to certain registration rights with respect to their securities. The interest rate on the Notes is subject to increase under certain circumstances if the Company is not in compliance with its registration obligations to the Note holders.

      The Company agreed to issue to Jefferies in connection with the Note Offering a total of 15,006 warrants to purchase 19,207,680 shares of Common Stock at an initial exercise price of $0.2063 per share. Of such warrants, 2,251 will be issued directly to a finder.


(5)     Preferred Stock and Common Stock

     As of June 30, 1997, the Company had the following shares of Preferred Stock issued and outstanding:

                                                            Dividends (In Thousands)
                                                  ___________________________________________
                                                           1997
                                                  _____________________

                                                                           In Arrears
                                 Liquidation                  In Arrears   or Accrued
                     Shares         Value          Declared   or Accrued       1996     Total
                     ------        ------          --------   ----------       ----     -----
Series A            641,359     $ 53,373,896 (1)   $    --     $ 2,402      $ 4,450   $ 6,852
Series B             44,954        4,495,400           223          --           --       223
Series E             48,982        4,898,200           294          --           --       294
Series F             21,057        2,105,700           126          --           --       126
Amended Series A    305,934       26,004,390            --         271           --       271
                  1,062,286     $ 90,877,586       $   643     $ 2,673      $ 4,450   $ 7,766
     __________
      (1)  50  pounds  sterling (U.K.) per share  (1  U.K.  pound sterling = U.S. $1.6644 at June 30, 1997).


Series A Preferred Stock
------------------------

      During February 1997, the Company sold 13,458 shares of Series A Preferred Stock for $157,240. The proceeds were used to pay the withholding taxes and fractional interests with respect to the December 31, 1995 dividend payment. In March 1997, the Company issued an additional 50,137 shares of Series A Preferred Stock in payment of this dividend, therefore fulfilling its obligation for such dividend period. The Board of Directors elected not to declare the dividend payable June 30, 1997.

      During March 1997, 39 shares of Series A Preferred Stock were converted into 819 shares of Common Stock.

Series B Preferred Stock
------------------------

     During the first quarter of 1997, 1,004,000 shares of Series B Redemption Stock were sold and the proceeds applied against accrued dividends. During the second quarter of 1997, 381,000 shares of Series B Redemption Stock were sold, and during July 1997, 1,255,100 shares of Series B Redemption Stock were sold, with the proceeds applied against redemption of the Series B Preferred Stock.

      In July 1997, holders of the Company's Series B Preferred Stock sued the Company and each of its directors with respect to the alleged failure of the Company to redeem CIDC's Series B Preferred shares, in accordance with the terms of the Purchase Agreement and Certificate of Designation. See Note 6 "Commitments, Contingencies and Subsequent Events" regarding this lawsuit.


Series E Preferred Stock
------------------------

     In January 1997, the Company issued 2,328 shares of Series E
Preferred Stock in payment of the December 31, 1996 dividend.  In
July  1997, the Company issued 2,933 shares of Series E Preferred
Stock in payment of the June 30, 1997 dividend.

Series F Preferred Stock
------------------------

      In December 1996, XCL authorized the issuance of up to 50,000 shares of a new series of Preferred Stock designated the Series F, Cumulative Convertible Preferred Stock, $1.00 par value per share ("Series F Preferred Stock"). During February 1997, the Company issued a total of 21,057 shares of Series F Preferred Stock in consideration of $225,000, assignment to the Company of 1,408,125 shares of Common Stock and 2,600,000 warrants to purchase Common Stock and the release by the purchasers of certain claims against the Company arising from the Company's inability to perform under the terms of existing agreements. Each share of Series F Preferred Stock is convertible, at the holder's option, into 400 shares of Common Stock. The Series F Preferred Stock bears a fixed cumulative dividend at the annual rate of $12 per share, payable semi-annually in cash, or, at the Company's election, in additional shares of Series F Preferred Stock, subject to an increase in the event the Company fails to pay any regularly scheduled dividend.

      In  July 1997, the Company issued 1,261 shares of Series  F
Preferred Stock in payment of the June 30, 1997 dividend.

Amended Series A Preferred Stock
--------------------------------

      On  May  20,  1997,  the Company sold, in  an  unregistered offering to qualified institutional buyers and accredited institutional investors (the "Equity Offering") 294,118 Equity Units, each consisting of one share of Amended Series A, Cumulative Convertible Preferred Stock, par value $1.00 per share ("Amended Series A Preferred Stock"), and one Common Stock Purchase Warrant (collectively, the "Equity Warrants") to purchase 327 shares of the Company's Common Stock. The Amended Series A Preferred Stock and Equity Warrants will not be separately transferable until the date which is the earlier of
(i) October 16, 1997 or (ii) such date as the Company in its discretion deems appropriate.

      Each share of Amended Series A Preferred Stock has a liquidation value of $85.00, plus accrued and unpaid dividends. Dividends on the Amended Series A Preferred Stock are cumulative from May 20, 1997 and are payable semi-annually, commencing November 1, 1997, at an annual rate of $8.075 per share. Dividends are payable in additional shares of Amended Series A Preferred Stock (valued at $85.00 per share) through November 1, 2000, and thereafter in cash, or at the election of the Company, in additional shares of Amended Series A Preferred Stock. The Amended Series A Preferred Stock is convertible into Common Stock, at any time after the first anniversary of the issue date, at the option of the holders thereof, unless previously redeemed, at an initial conversion price of $0.50 per share of Common Stock (equivalent to a rate of 170 shares of Common Stock for each share of Amended Series A Preferred Stock), subject to adjustment under certain conditions. The Company is entitled to require conversion of all the outstanding shares of Amended Series A Preferred Stock, at any time after November 20, 1997 if the Common Stock shall have traded for 20 trading days during any 30 consecutive trading day period at a market value equal to or greater than 150% of the prevailing conversion rate.

      The Amended Series A Preferred Stock is redeemable at any time on or after May 1, 2002, in whole or in part, at the option of the Company initially at a redemption price of $90.00 per share and thereafter at redemption prices which decrease ratably annually to $85.00 per share on and after May 1, 2006, plus accrued and unpaid dividends to the redemption date. The Amended Series A Preferred Stock is mandatorily redeemable, in whole, on May 1, 2007, at a redemption price of $85.00 per share, plus accrued and unpaid dividends to the redemption date, payable in cash, or at the election of the Company, in Common Stock.

      Upon the occurrence of a change in control or certain other fundamental changes, the conversion price of the Amended Series A Preferred Stock will be reduced, for a limited period, in certain circumstances in order to provide holders with loss protection at a time when the market value of the Common Stock is less than the then prevailing conversion price.

     The Amended Series A Preferred Stock will entitle the holder thereof to cast the same number of votes as the shares of Common Stock then issuable upon conversion thereof on any matter subject to the vote of the holders of the Common Stock. Further, the holders of the Amended Series A Preferred Stock will be entitled to vote as a separate class (i) to elect two directors if the Company is in arrears in payment of three semi-annual dividends, and (ii) the approval of two-thirds of the then outstanding Amended Series A Preferred Stock will be required for the issuance of any class or series of stock ranking prior to the Amended Series A Preferred Stock, as to dividends, liquidation rights and for certain amendments to the Company's Certificate of Incorporation that adversely affect the rights of holders of the Amended Series A Preferred Stock.

      The Equity Warrants will entitle the holders thereof to purchase in the aggregate 96,176,586 shares of the Common Stock. The Equity Warrants are exercisable at any time after the later of the first anniversary of the issue date or such date on which the Company has reserved or has available a sufficient number of shares of its Common Stock to permit exercise of all outstanding Equity Warrants ("Initial Equity Warrant Exercise Date") and until 5:00 p.m. New York City time on the seventh anniversary of the issue date, at an initial exercise price of $0.2063 per share, subject to adjustment. If the Initial Equity Warrant Exercise Date does not occur by May 20, 1998, then each Equity Warrant will automatically convert into the right to purchase one share of Amended Series A Preferred Stock at an exercise price of $34.00 per share. In the event the appropriate Chinese governmental authorities fail to approve the overall development plan for the Zhao Dong Block, on or prior to February 1, 1998, then the holders of the Equity Warrants will have the right to require the Company to purchase on March 2, 1998, one share of Amended Series A Preferred Stock for each Equity Warrant such holder owns, at a price of $85.00 per share, plus accrued and unpaid dividends to the purchase date.

      The Company paid $295,000 in cash to a finder, who, also received from the Initial Purchaser, 5,882 of the Units being issued in the Equity Offering.

      On May 20, 1997, $8.0 million of the Secured Subordinated Debt was repaid, with proceeds from the Equity Offering, to those institutional investors who purchased Amended Series A Preferred Stock in the Equity Offering. Accrued interest through May 20, 1997, totaling approximately $1.0 million, was paid to those institutional investors by issuance of 11,816 shares of Amended Series A Preferred Stock and 2,008,720 warrants to purchase Common Stock.

Common Stock
------------

      During the six months ended June 30, 1997, the Company issued an aggregate of 11,156,819 shares of Common Stock, of which 7,680,000 shares were issued in connection with the exercise of stock purchase warrants with the Company receiving approximately $1.2 million; 3,476,000 were sold to raise working capital, generating net proceeds of approximately $0.7 million; and 819 shares were converted to Common Stock by a holder of Series A Preferred Stock. Also during this period, 1,408,125 shares of Common Stock were returned to the Company in partial payment of the purchase price for shares of Series F Preferred Stock.

 (6)     Commitments, Contingencies and Subsequent Events

      Other commitments, contingencies and subsequent events include:

     o The Company acquired the rights to the exploration, development and production of the Zhao Dong Block by executing a Production Sharing Agreement with China National Oil and Gas Exploration and Development Corporation ("CNODC") in February 1993. Under the terms of the Production Sharing Agreement, the Company and its partner are responsible for all exploration costs. If a commercial discovery is made, and if CNODC exercises its option to participate in the development of the field, all development and operating costs and related oil and gas production will be shared up to 51 percent by CNODC and the remainder by the Company and its partner.

          The Production Sharing Agreement includes the following additional principal terms:

          The Production Sharing Agreement is basically divided into three periods: the Exploration period, the Development period and the Production period. Work to be performed and expenditures to be incurred during the Exploration period, which consists of three phases totaling seven years from May 1, 1993, are the exclusive responsibility of the Contractor (the Company and its partner as a group). The Contractor's obligations in the three exploration phases are as follows:

          1. During the first three years, the Contractor is required to drill three wildcat wells, perform seismic data acquisition and processing and expend a minimum of $6 million. The Contractor has drilled two wildcat wells, satisfied the seismic acquisition and minimum expenditure requirements and has received an extension allowing the drilling of the third wildcat well during the second exploration phase.;

          2. During the next two years, the Contractor is required to drill two wildcat wells, perform seismic data acquisition and processing and expend a minimum of $4 million (The Contractor has elected to proceed with the second phase of the Contract. The seismic data acquisition requirement and the minimum expenditure requirement for the second phase has been satisfied.);

          3. During the last two years, the Contractor is required to drill two wildcat wells and expend a minimum of $4 million. (If the Contractor elects to proceed with the third phase of the Contract, the minimum expenditure requirement of the third phase has been satisfied.)

          The Production Sharing Agreement may be terminated by the Contractor at the end of each phase of the Exploration period, without further obligation.

     o By letter dated November 8, 1996, the AMEX informed the Company that it was reviewing the Company's continued listing eligibility because:

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

          On December 16, 1996, the Company met with representatives of the AMEX to present information in support of a continued listing. By letter dated January 16, 1997, the AMEX notified the Company that it has determined to defer further consideration of the
          Company's continued listing eligibility until it has reviewed the Company's 1996 Form 10-K, and the further review of the Company's favorable progress in satisfying guidelines for continued listing. Based on conversations with representatives of the AMEX on August 7, 1997, the Company believes that the review will be favorably concluded upon release of the escrow funds.

     o On April 10, 1997, the Company, through a wholly owned subsidiary sold $3.1 million of notes and 10.1 million warrants to purchase a like number of shares of Common Stock of the Company at $0.01 per share. The proceeds from these notes were immediately paid to Apache for unpaid cash calls. These notes have been repaid from proceeds of the Equity Offering. In August 1997, the same subsidiary reborrowed $1.5 million to pay Apache for cash calls.

     o The Company has future commitments of $1.3 million associated with its joint venture contract to enter the lubricating oil business in China.

     o The Company is in dispute over a 1992 tax assessment by the Louisiana Department of Revenue and Taxation for the years 1987 through 1991 in the approximate amount of $2.5 million. The Company has also received a proposed assessment from the Louisiana Department of Revenue and Taxation for income tax years 1991 and 1992, and franchise tax years 1992 through 1996. The Company has filed a protest as to this proposed assessment, and oral communications from representatives of the Department indicate that certain of the Company's positions will be accepted by the Department. It is the Company's intent to defend these assessments vigorously and the Company believes adequate provision has been made in the financial statements for any liability.

     o In July 1997, China Investment and Development Corporation ("CIDC"), holders of the Company's Series B, Cumulative Preferred Stock, $.01 par value per share ("Series B Preferred Stock") sued the Company and each of its directors in an action entitled China Investment and Development Corporation vs. XCL Ltd.; Marsden W. Miller, Jr.; John T. Chandler; David A. Melman; Fred Hofheinz; Arthur W. Hummel, Jr.; Michael Palliser; and Francis J. Reinhardt, Jr. (Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 15783-NC). The suit alleges breach of (i) contract, (ii) corporate charter, (iii) good faith and fair dealing and (iv) fiduciary duty with respect to the alleged failure of the Company to redeem CIDC's Series B Preferred shares for an aggregate claimed redemption price of $5.0 million, in accordance with the terms of the Purchase Agreement and Certificate of Designation. In addition, CIDC alleged that the individual directors tortiouosly interfered with its contractual relationship with the Company. The Company believes it has fulfilled its obligations under the Preferred Stock and that the Preferred Stock is not in default, and accordingly an answer has been filed on behalf of the Company denying liability and a motion to dismiss has been filed on behalf of the directors. The Company has indemnification obligations to the directors on the claims asserted against the directors. The Company intends to vigorously defend this action.

     o The Zhao Dong F-1 wildcat well was spudded on October 9, 1996, and has been drilled to a total measured depth of 4,378 meters or 3,300 meters true vertical depth. The well encountered indications of sands, some with hydrocarbon shows, in the primary objective Shahejie section, but downhole conditions prevented adequate evaluation with electric logs to determine reservoir quality and therefore commerciality. An unsuccessful attempt to sidetrack the original F-1 hole was made. The F-1 was drilled pursuant to a turnkey drilling contract. In accordance with the terms of the drilling contract, the turnkey driller has elected to demobilize the rig and has moved it off location. Apache, as operator, is now in negotiations with the turnkey driller as to what is due under that contract. The Company has been carried on the drilling of this well by Apache and has, therefore, not incurred any cost in the drilling of this well. An evaluation of drilling procedures and a re-evaluation of the exploration merit of redrilling the F-1 well must be made prior to any decision on how to proceed. The Company is waiting to receive Apache's recommendation on how to proceed.

     o In connection with the Lutcher Moore Tract, payments of principal and interest on the Seller Notes are past due and in July 1997, certain of the sellers have demanded payment. The Company is negotiating an extension of the maturity dates of the Seller Notes however, should the Company be unsuccessful in negotiating further extension, the holders have recourse only to the property itself, as the Company is not liable for the debt. The book value of this property is $12.2 million, therefore, if the Company should allow the mortgagees to repossess the property for nonpayment of the mortgage debt, the Company would incur a substantial loss.

     o On July 26, 1996, an individual filed three lawsuits against a wholly owned subsidiary. One suit alleges actual damage of $580,000 plus additional amounts that could result from an accounting of a pooled interest. Another seeks legal and related expenses of $56,473 from an allegation the plaintiff was not adequately represented before the Texas Railroad Commission. The third suit seeks a declaratory judgement that a pooling of a 1938 lease and another in 1985 should be declared terminated and further plaintiffs seek damages in excess of $1 million to effect environmental restoration. The Company believes these claims are without merit and intends to vigorously defend itself.

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

                    XCL LTD. AND SUBSIDIARIES

                         March 31, 1997


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations



Cautionary  Statement Pursuant to Safe Harbor Provisions  of  the
-----------------------------------------------------------------
Private Securities Litigation Reform Act of 1995.
------------------------------------------------

      See  the  discussion  in the section  entitled  "Disclosure
Regarding Forward-Looking Information" herein.


Liquidity and Capital Resources
-------------------------------

      At June 30, 1997, the Company had an operating cash balance of $4.7 million and a working capital deficit of $34.5 million, which includes $17.3 million owed to ING (U.S.) Capital Corp. ("ING") under its Credit Facility, $7.0 million of Secured Subordinated Debt, $5.0 million in limited recourse debt collateralized only by the Lutcher Moore Tract, and, $1.0 million in unsecured notes of XCL-China Ltd. which were repaid in July 1997.

     The Company completed a $75,000,000 debt offering (the "Note Offering") and a $25,000,030 preferred stock offering (the "Equity Offering") on May 20, 1997 (collectively referred to as the "Offerings"). Under terms of the trust indenture two cash collateral accounts were established (reflected in the balance sheet as cash held in escrow), one for $14,625,000 (representing the aggregate amount of interest due on the Notes through November 1, 1998) and the other for $60,375,000. Funds held in the latter cash collateral account will be disbursed to the
Company  only  if  the requisite Chinese authority  approves  the
Overall Development Plan ("ODP") by November 1, 1997 for development of the C-D Field. Additional funds of approximately $13 million are expected from the sale of the Lutcher Moore Tract, although there can be no assurance as to the timing and amounts to be obtained. During 1996, litigation was instituted against the Company in connection with the remaining domestic oil and gas property held by the Company, effectively thwarting the Company's ability to consummate a sale by casting doubt as to the Company's rights to certain leases and demanding damages. Upon resolution of the litigation the Company will resume its efforts to dispose of these properties. These transactions will provide funding for the Company to repay all of its other indebtedness, and, combined with projected cash flow, the estimated development expenditures and its contractual exploration obligations.

      The Company anticipates incurring losses in fiscal 1997 and 1998 because production from the China properties is not expected until late in 1998. If the Company is successful in additional exploratory drilling on the Zhao Dong Block, or if the Company is successful in developing additional oil and gas projects, the Company may need additional working capital. The Company believes that in such events funds will be available to meet these needs. The exact amounts, source and timing of such financing is not determinable at this time and there are no assurances it will be available if needed. In addition, the Company's efforts to secure additional working capital could be impaired if its common stock is delisted from the AMEX. See Note 6.

      Longer term liquidity will be dependent upon the Company's future performance, including commencement of production in China, as well as continued access to capital markets, including the ability to issue additional debt and equity securities. Issuance of debt and equity securities may require consent of the holders of the Senior Secured Notes due May 1, 2004, and, until repaid by proceeds of the Note Offering, ING and the holders of the Company's Secured Subordinated Debt, and in the case of certain equity securities, of one or more classes of the Company's Preferred Stock.

      The Company is undertaking certain actions to simplify its capital structure which will include the amendment, recapitalization and combination of its outstanding Series A, Cumulative Convertible Preferred Stock and Series E, Cumulative Convertible Preferred Stock into a single designated series of Amended Series A, Cumulative Convertible Preferred Stock which, together with the new series issued on May 20, 1997, will constitute a single class of Amended Series A Preferred Stock. The Company is also considering a reverse stock split of its Common Stock. The reverse stock split of the Common Stock will require approval of the holders of a majority of the outstanding shares of capital stock entitled to vote thereon at a special stockholders' meeting planned for the fall, 1997. Changes in the outstanding series of Preferred Stock will require approval of the holders of two-thirds of each series of the affected outstanding Preferred Stock. The Company has received indications from those series of outstanding Preferred Stock that such approvals will be obtained.

      The Company was, until April 10, 1997, in default under terms of its Credit Facility with ING and, by virtue of certain cross default provisions, the Secured Subordinated Debt. By agreement dated April 10, 1997, as amended, (the "Forbearance Agreement") ING, in consideration of the Company's commitment to grant ING or its designee(s) warrants to acquire 7 million shares of Common Stock, agreed to forbear taking any action pending the completion of the Offerings and release of such funds from a cash collateral account. The proceeds from the sale of the Senior Secured Notes due May 1, 2004, are expected to be used to repay such debt. Forbearance has been conditionally extended until November 1, 1997, the anticipated date by which the requisite Chinese authority is expected to have approved the development plan for the C-D Field.

      In  addition  to capital commitments to fund the  Company's share of the Zhao Dong Block development, the Company has capital
requirements   for  its  lubricating  oil  and  coalbed   methane
projects.

       As  a  result  of  the  substantial  capital  requirements described above, and the Company's recurring net losses, the report of the Company's independent accountants dated April 10, 1997, as of, and for the year ended December 31, 1996, contains an explanatory paragraph regarding the ability of the Company to continue as a going concern. The Company's independent accountants have indicated that, assuming the release of the escrow funds and repayment of the Credit Facility and the Secured Subordinated Debt and no adverse conditions occur in respect of the Company's projected operations, they will issue an unqualified audit report that does not contain an explanatory paragraph on such consolidated financial statements.

Other General Considerations
----------------------------

      The Company believes that inflation has had no material impact on the Company's sales, revenues or income during the reporting periods. Drilling costs and costs of other related services during the relevant periods have remained stable.

      The Company is subject to existing federal, state and local U.S. and Chinese laws and regulations governing environmental quality and pollution control. Although management believes that such operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities will not be incurred.

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

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS No. 130, Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. Management believes adoption of this statement will have a financial statement presentation impact only and will not have an effect on the Company's financial position or results of operations.

      In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information" effective for financial statements for periods beginning after December 15, 1997. Management believes adoption of this statement will have a financial statement disclosure impact only and will not have an effect on the Company's financial position or results of operations. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

Results of Operations
---------------------

      During the three and six month periods ended June 30, 1997, the Company incurred net losses of $1.2 million and $2.4 million, respectively, as compared to net losses of $3.1 million and $4.7 million, respectively, during the corresponding periods in 1996. The loss in 1996 reflects the effect of a $1.3 million writedown of the Company's investments.

      Oil and gas revenues for the three and six month periods ended June 30, 1997, were $53,000 and $137,000, compared to $361,000 and $937,000 during the corresponding period in 1996. Revenues will continue to decline as the Company completes its announced program of selling substantially all of its U.S.
producing properties. Interest expense increased in the second quarter of 1997, as compared to the corresponding period in 1996, because of additional borrowings and higher interest rates.

       As the Company continues to focus its resources on exploration and development of the Zhao Dong Block future oil and gas revenues will initially be directly related to the degree of drilling success experienced on the Zhao Dong Block. The Company does not anticipate significant increases in its oil and gas production in the short-term and expects to incur operating losses until such time as sufficient revenues from the China projects are realized which exceed operating costs.

      General and administrative expenses decreased $89,000 during the three months ended June 30, 1997 as compared to the same period in 1996. For the six months ended June 30, 1997, general and administrative expenses decreased $460,000 compared to the same period in 1996. The decrease in each period was the result of less domestic activity in that the Company is now focused on development of the China properties.

                    XCL LTD. AND SUBSIDIARIES

                         March 31, 1997

                   PART II - OTHER INFORMATION


Item 1.          Legal Proceedings

      In July 1997, China Investment and Development Corporation ("CIDC"), holders of the Company's Series B, Cumulative Preferred Stock, $.01 par value per share ("Series B Preferred Stock") sued the Company and each of its directors in an action entitled China Investment and Development Corporation vs. XCL Ltd.; Marsden W. Miller, Jr.; John T. Chandler; David A. Melman; Fred Hofheinz; Arthur W. Hummel, Jr.; Michael Palliser; and Francis J. Reinhardt, Jr. (Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 15783-NC). The suit alleges breach of (i) contract, (ii) corporate charter, (iii) good faith and fair dealing and (iv) fiduciary duty with respect to the alleged failure of the Company to redeem CIDC's Series B Preferred shares for a claimed aggregate redemption price of $5.0 million, in accordance with the terms of the Purchase Agreement and Certificate of Designation. In addition, CIDC alleged that the individual directors tortiouosly interfered with its contractual relationship with the Company. The Company believes it has fulfilled the obligations of the Preferred Stock and that the Preferred Stock is not in default, and accordingly an answer has been filed on behalf of the Company denying liability and a motion to dismiss has been filed on behalf of the directors. The Company has indemnification obligations to the directors on the claims asserted against the directors. The Company intends to vigorously defend this action.

      Other than as disclosed in the Company's Annual Report on Form 10-K, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

Item 2(c).  Changes in Securities

o On May 20, 1997, the Company sold through Jefferies & Company, Inc. ("Jefferies"), in an unregistered offering to qualified institutional buyers and accredited institutional
  investors  (the  "Note  Offering")  75,000  Note  Units,   each
  consisting of $1,000 principal amount of 13.5% Senior Secured Notes due May 1, 2004 (collectively, the "Notes") and one Common Stock Purchase Warrant (collectively the "Note Warrants") to purchase 1,280 shares of the Company's common stock, par value
  $0.01 per share (the "Common Stock").   The Notes and the  Note
  Warrants will not be separately transferable until the date which is the earlier of (i) August 17, 1997 or (ii) such date as Jefferies in its discretion deems appropriate.

  Concurrently, the Company also offered through Jefferies, in an unregistered offering to qualified institutional buyers and accredited institutional investors (the "Equity Offering") 294,118 Equity Units, each consisting of one share of Amended Series A, Cumulative Convertible Preferred Stock, par value $1.00 per share ("Amended Series A Preferred Stock"), and one Common Stock Purchase Warrant (collectively, the "Equity
  Warrants") to purchase 327 shares of the Company's Common Stock. The Amended Series A Preferred Stock and Equity Warrants will not be separately transferable until the date which is the earlier of (i) October 16, 1997 or (ii) such date as the Company in its discretion deems appropriate.

  Jefferies was the initial purchaser ("Initial Purchaser") in connection with the Note Offering and Equity Offering (referred to together as the "Offerings") for which it was paid usual and customary compensation as well as reimbursement for its out-of-pocket expenses in the Offerings.

  Interest on the Notes will be payable semi-annually on May 1 and November 1, commencing November 1, 1997. The Notes will mature on May 1, 2004. The Notes are not redeemable at the option of the Company prior to May 1, 2002, except that the Company may redeem, at its option prior to May 1, 2002, up to 35% of the original aggregate principal amount of the Notes, at a redemption price of 113.5% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption, with the net proceeds of any equity offering completed within 90 days prior to such redemption; provided that at least $48.75 million in aggregate principal amount of the Notes remain outstanding. On or after May 1, 2002, the Notes are redeemable at the option of the Company, in whole or in part, at an initial redemption price of 106.75% of the aggregate principal amount of the Notes until May 1, 2003, and at par thereafter, plus accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of a change of control, the Company will be obligated to make an offer to purchase all outstanding Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

  Prior to the issuance of the Notes, the Company had approximately $32.3 million aggregate principal amount of existing full recourse indebtedness (the "Existing Secured Debt"), collateralized by substantially all of the outstanding capital stock of XCL-China Ltd., the Company's principal operating subsidiary ("XCL-China"). Initially, the Notes will be secured by all of the gross proceeds of the Offering. A portion of such gross proceeds (approximately $14.6 million) will be segregated into a separate account (the "Capitalized Interest Account") to pay interest on the Notes through November 1, 1998. If certain conditions are met, the collateral for the Notes (exclusive of the amount in the Capitalized Interest Account) will be released and used to repay the Existing Secured Debt, to fund the Company's China operations, and for additional working capital for general corporate purposes, the Notes will then be secured by a pledge of all of the outstanding capital stock of XCL-China, and XCL-China will guarantee the Notes on a senior basis. If such conditions do not occur prior to November 1, 1997, however, the Notes will be mandatorily redeemed on November 30, 1997, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. Any remaining unpaid amount in respect of the Notes shall become a claim against the Company subordinate in right of payment to the Existing Secured Debt.

  The Note Warrants will entitle the holders thereof to purchase in the aggregate 96,000,000 shares of the Common Stock. The Note Warrants will be exercisable at any time after the later of the first anniversary of the issue date or such date on which the Company has reserved or has available a sufficient number of shares of its Common Stock to permit exercise of all the outstanding Note Warrants ("Initial Note Warrant Exercise Date") and until 5:00 p.m. New York City time on the seventh anniversary of the issue date, at an initial exercise price of $0.2063 per share, subject to adjustment . If the Initial Note Warrant Exercise Date does not occur by May 20, 1998, then each Note Warrant will automatically convert into the right to purchase one share of Amended Series A Preferred Stock at an exercise price of $34.00 per share.

  Each   share  of  Amended  Series  A  Preferred  Stock  has   a
  liquidation value of $85.00, plus accrued and unpaid dividends. Dividends on the Amended Series A Preferred Stock are cumulative from May 20, 1997 and are payable semi-annually, commencing November 1, 1997, at an annual rate of $8.075 per share. Dividends are payable in additional shares of Amended Series A Preferred Stock (valued at $85.00 per share) through November 1, 2000, and thereafter in cash, or at the election of the Company, in additional shares of Amended Series A Preferred Stock. The Amended Series A Preferred Stock is convertible into Common Stock, at any time after the first  anniversary  of the issue date, at  the  option  of  the holders thereof, unless previously redeemed, at an initial conversion price of $0.50 per share of Common Stock (equivalent to a rate of 170 shares of Common Stock for each share of Amended Series A Preferred Stock), subject to adjustment under certain conditions. The Company is entitled to require conversion of all the outstanding shares of Amended Series A Preferred Stock, at any time after November 20, 1997 if the Common Stock shall have traded for 20 trading days during any 30 consecutive trading day period at a market value equal to or greater than 150% of the prevailing conversion rate.

  The Amended Series A Preferred Stock is redeemable at any time on or after May 1, 2002, in whole or in part, at the option of the Company initially at a redemption price of $90.00 per share and thereafter at redemption prices which decrease ratably annually to $85.00 per share on and after May 1, 2006, plus accrued and unpaid dividends to the redemption date. The Amended Series A Preferred Stock is mandatorily redeemable, in whole, on May 1, 2007, at a redemption price of $85.00 per share, plus accrued and unpaid dividends to the redemption date, payable in cash, or at the election of the Company, in Common Stock.

  Upon the occurrence of a change in control or certain other fundamental changes, the conversion price of the Amended Series A Preferred Stock will be reduced, for a limited period, in certain circumstances in order to provide holders with loss protection at a time when the market value of the Common Stock is less than the then prevailing conversion price.

  The Amended Series A Preferred Stock will entitle the holder thereof to cast the same number of votes as the shares of Common Stock then issuable upon conversion thereof on any matter subject to the vote of the holders of the Common Stock. Further, the holders of the Amended Series A Preferred Stock will be entitled to vote as a separate class (i) to elect two directors if the Company is in arrears in payment of three semi-annual dividends, and (ii) the approval of two-thirds of the then outstanding Amended Series A Preferred Stock will be required for the issuance of any class or series of stock ranking prior to the Amended Series A Preferred Stock, as to dividends, liquidation rights and for certain amendments to the Company's Certificate of Incorporation that adversely affect the rights of holders of the Amended Series A Preferred Stock.

  The Equity Warrants will entitle the holders thereof to purchase in the aggregate 96,176,586 shares of the Common Stock. The Equity Warrants are exercisable at any time after the later of the first anniversary of the issue date or such date on which the Company has reserved or has available a sufficient number of shares of its Common Stock to permit exercise of all outstanding Equity Warrants ("Initial Equity Warrant Exercise Date") and until 5:00 p.m. New York City time on the seventh anniversary of the issue date, at an initial exercise price of $0.2063 per share, subject to adjustment. If the Initial Equity Warrant Exercise Date does not occur by May 20, 1998, then each Equity Warrant will automatically convert into the right to purchase one share of Amended Series A Preferred Stock at an exercise price of $34.00 per share. In the event the appropriate Chinese governmental authorities fail to approve the overall development plan for the Zhao Dong Block, on or prior to February 1, 1998, then the holders of the Equity Warrants will have the right to require the Company to purchase on March 2, 1998, one share of Amended Series A Preferred Stock for each Equity Warrant such holder owns, at a price of $85.00 per share, plus accrued and unpaid dividends to the purchase date.

  The securities issued in the Note Offering and in the Equity Offering are "restricted securities" as defined in Rule 144 under the Securities Act of 1933, as amended. The Note Units and Equity Units, and upon separation, the Notes, Amended Series A Preferred Stock, Note Warrants and Equity Warrants are eligible for trading in the Private Offering, Resales and Trading through Automated Linkage Market of the National Association of Securities Dealers, Inc. Holders will also be entitled to certain registration rights with respect to their securities. The interest rate on the Notes is subject to increase under certain circumstances if the Company is not in compliance with its registration obligations to the Note holders.

  The Company agreed to issue to Jefferies in connection with the Note Offering a total of 15,006 warrants to purchase 19,207,680 shares of Common Stock at an initial exercise price of $0.2063 per share. Of such warrants, 2,251 will be issued directly to a finder, who, will also receive from the Company $295,000 in cash, and from the Initial Purchaser, 5,882 of the Units being issued in the Equity Offering.

  Proceeds of the Equity Offering, net of commissions and expenses, were used to repay certain indebtedness and the remainder added to the working capital of the Company.

o On May 20, 1997, the Company issued 11,816 shares of Amended Series A Preferred Stock and 2,008,720 warrants to acquire shares of Common Stock, in respect of approximately $1.0 million of accrued interest payable to those institutional holders of Secured Subordinated Debt who purchased $8 million of Amended Series A Preferred Stock in the Equity Offering. The shares of Amended Series A Preferred Stock were valued at $85.00 per share. The warrants issued are first exercisable on May 20, 1998, at an exercise price of $0.2063 per share, and expire on November 1, 2000.

These securities were sold within the United States pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, pursuant to Rule 144A, Regulation D and Regulation S of the Securities Act, in that the securities were offered and sold only to "accredited investors" or outside the U.S. All of the securities bear a restrictive legend, were issued pursuant to appropriate subscription documentation and are subject to restriction on resale or transfer.

Item 3.     Defaults Upon Senior Securities.

(a)     Debt

      The Company has been in default of interest payments since October 1, 1996 and principal payments since January 2, 1997 to ING, resulting in a default under the Credit Facility and, by virtue of certain cross default provisions, the Secured Subordinated Debt. By letter dated January 9, 1997, ING acknowledged that failure to make such principal and interest payments constituted an event of default and advised that such past due payments bear interest at the Late Payment Rate in effect on such date. On January 2, 1997, the Late Payment rate was 12.25%. Under the terms of the Forbearance Agreement between the Company, XCL-China and ING, ING agreed that it would not accelerate the maturity of, or commence any foreclosure procedures to collect, the indebtedness under the Credit Facility until May 31, 1997. As of May 20, 1997, the closing date for the Offerings, ING's agreement to forbear was conditionally extended to November 1, 1997. The Forbearance Agreement does not operate to remove any default under the Credit Facility, and ING will be free to assert all of its legal and equitable rights at the end of the forbearance period. The Forbearance Agreement allows proceeds of the Equity Offering to be used to repay Secured Subordinated Debt of the Company, to the extent that holders of that debt subscribed to the Equity Offering. In addition, the Forbearance Agreement requires that the proceeds of the Equity Offering be used first to pay the costs of issuance associated with both the Equity Offering and the Offering and to repay the XCL-China Debt ($3.1 million borrowed on April 10, 1997 from a group of institutional and accredited investors and evidenced by promissory notes of XCL-China); second, to pay current obligations of XCL-China and to reestablish a reserve for such obligations (under terms reasonably acceptable to ING) pending release of the proceeds of the Offering; third, to pay reasonable and necessary general and administrative expenses through November 1, 1997 (not to exceed $2,375,000); and fourth, to the extent that any proceeds of the Equity Offering remain, to be applied against the indebtedness under the Credit Facility. As consideration for the Forbearance Agreement, the Company issued warrants to ING, pledged the stock of certain subsidiaries, and provided ING with a guaranty of the indebtedness under the Credit Facility by XCL-China. In addition, the Credit Facility was amended to provide that proceeds from any direct or indirect sale of the Lutcher Moore Tract are to be used first to pay debt on the Lutcher Moore Tract (up to $5.2 million plus accrued interest), second to pay the XCL-China Debt, or if the XCL-China Debt has been paid, to establish a reserve of up to $3.1 million for current and future obligations of XCL-China incurred on or before September 30, 1997, and third to pay the indebtedness under the Credit Facility.

       During April 1993, the Company issued in a private placement, $15 million of Secured Subordinated Note Units. Each of these 40 units consisted of a $375,000 note payable, warrants to acquire 100,000 shares of the Company's Common Stock at $0.90 per share (which were previously issued to a group of banks in a prior credit facility), a net profits interest in certain exploration leases and a contractual interest in the net revenues of XCL-China, under the Contract relating the Zhao Dong Block, which was not material. This borrowing bears interest at 12%, if paid with cash, or 14%, if the Company elects to use Common Stock, with payment at 125% of the interest due if paid in unregistered shares. It is collateralized by a second mortgage on all the Company's producing properties and a second lien on the stock of XCL-China. Payment on this debt cannot be made prior to payment on the indebtedness under the Credit Facility. The terms of the Secured Subordinated Debt provide that an event of default under the Credit Facility which has not been waived and permits ING to accelerate the maturity of its indebtedness in an event of default on the Secured Subordinated debt. In the case of an event of default, the holders of the Secured Subordinated Debt cannot take any enforcement action (including acceleration of the Secured Subordinated Debt) while the Credit Facility is outstanding until the lapse of a 180-day blocking period. A blocking period commences with delivery of a blocking notice by holders of 70 percent of the Secured Subordinated Debt. No such blocking notice has been given. As noted above, an event of default exists under the Credit Facility, therefore an event of default exists with respect to the Secured Subordinated Debt. In accordance with the terms of the Forbearance Agreement, on May 20, 1997, $8.0 million of the Secured Subordinated Debt was repaid, with proceeds from the Equity Offering, to those institutional investors who purchased Amended Series A Preferred Stock in the Equity Offering.

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

      The December 31, 1995 dividend payment on the Series A Preferred Stock has been declared payable in additional shares of Series A Preferred Stock. During 1996, the terms of the Series A Preferred Stock were amended to allow for payment of the December 31, 1995 and subsequent dividend payments to be made in additional shares of Series A Preferred Stock. The Board of Directors correspondingly approved a 250,000 share increase in the number of shares of authorized Series A Preferred Stock authorized. During February 1997, the Company sold 13,458 shares of Series A Preferred Stock for $157,240. The proceeds were used to pay the withholding taxes and fractional interests with respect to the December 31, 1995 dividend payment. In March 1997, the Company issued an additional 50,137 shares of Series A Preferred Stock in payment of this dividend, therefore fulfilling its obligation for such dividend period. The Board of Directors elected not to declare the dividends payable June 30, 1996, December 31, 1996 and June 30, 1997.

      The holders of the Series B Preferred Stock, in a legal action brought against the Company and its directors, have alleged that the Company is in default of the terms of the Series B Preferred Stock. See Part II - Item 1 "Legal Proceedings."

Item 4.      Submission of Matters to a Vote of Security-Holders

      There were no matters submitted to a vote of the security holders of the Company during the period covered by this report.

Item 6.     Exhibits and Reports on Form 8-K.

(a)     Exhibits required by Item 601 of Regulation S-K.

     See Index to Exhibits.

 (b)     Reports on Form 8-K

     A current report on Form 8-K was filed to report that on May
20,  1997,  the  Company  closed the  Note  Offering  and  Equity
Offering through Jefferies & Co., Inc.

     A current report on Form 8-K was filed to report that on May
22, 1997, the Company sold 870,000 shares of Common Stock pursuant to Regulation S of the Act through the exercise of stock purchase warrants.

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              XCL Ltd.

                              /s/ Marsden W. Miller, Jr.
                         By: _________________________________
                              Marsden W. Miller, Jr., Chairman
                              and acting Chief Accounting Officer


Date: August 14, 1997

                        INDEX TO EXHIBITS


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

4.15 Form of Registrar and Stock Transfer Agency Agreement, effective March 18, 1991, entered into between the Company and Manufacturers Hanover Trust Company (predecessor to Chemical Bank), whereby Chemical Bank (now known as ChaseMellon Shareholder Services) serves as the Company's Registrar and U.S. Transfer Agent. (J)

4.16 Copy of Warrant Agreement and Stock Purchase Warrant dated March 1, 1994 to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment, issued to EnCap Investments, L.C. (I)(iv)

4.17 Copy of Warrant Agreement and form of Stock Purchase Warrant dated March 1, 1994 to purchase an aggregate 600,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment, issued to principals of San Jacinto Securities, Inc. in connection with its financial consulting agreement with the Company. (I)(v)

4.18 Form of Warrant Agreement and Stock Purchase Warrant dated April 1, 1994, to purchase an aggregate 6,440,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to executives of the Company surrendering all of their rights under their employment contracts with the Company. (F)(ii)

4.19 Form of Warrant Agreement and Stock Purchase Warrant dated April 1, 1994, to purchase an aggregate 878,900 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to executives of the Company in consideration for salary reductions sustained under their employment contracts with the Company. (F)(iii)

4.20     Form of Warrant Agreement and Stock Purchase Warrant
     dated April 1, 1994, to purchase 200,000 shares of Common
     Stock at an exercise price of $1.25 per share, subject to
     adjustment, issued to Thomas H. Hudson.   (F)(iv)

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

4.26     Copy of Certificate of Designation of Series E,
     Cumulative Convertible Preferred Stock dated November 2,
     1995. (N)(iii)

4.27 Form of Purchase Agreement between the Company and each of the Purchasers of Units in the Regulation S Unit Offering conducted by Rauscher Pierce & Clark with closings as follows:

          December 22, 1995               116 Units
          March 8, 1996                        34 Units
          April 23, 1996                30 Units  (O)(i)

4.28 Form of Warrant Agreement between the Company and each of the Purchasers of Units in the Regulation S Unit Offering conducted by Rauscher Pierce & Clark, as follows:

                   Closing Date                Warrants
     Exercise Price
                   ----------------               -----------
     -----------------

                   December 22, 1995     6,960,000        $.50
                   March 8, 1996             2,040,000
     $.35
                    April 23, 1996             1,800,000
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

4.41 Form of Purchase Agreement dated May 13, 1997, between the Company and Jefferies & Company, Inc. (the "Initial Purchaser") with respect to 75,000 Units each consisting of $1,000 principal amount of 13.5% Senior Secured Notes due May 1, 2004, Series A and one warrant to purchase 1,280 shares of the Company's Common Stock with an exercise price of $0.2063 per share ("Note Warrants"). (R)(i)

4.42 Form of Purchase Agreement dated May 13, 1997, between the Company and Jefferies & Company, Inc. (the "Initial Purchaser") with respect to 294,118 Units each consisting of one share of Amended Series A, Cumulative Convertible Preferred Stock ("Amended Series A Preferred Stock") and one warrant to purchase 327 shares of the Company's Common Stock with an exercise price of $0.2063 per share ("Equity Warrants"). (R)(ii)

4.43      Form of Warrant Agreement and Warrant Certificate dated
     May  20,  1997, between the Company and Jefferies & Company,
     Inc.,  as  the Initial Purchaser, with respect to  the  Note
     Warrants. (R)(iii)

4.44      Form of Warrant Agreement and Warrant Certificate dated
     May  20,  1997, between the Company and Jefferies & Company,
     Inc.,  as the Initial Purchaser, with respect to the  Equity
     Warrants. (R)(iv)

4.45 Form of Designation of Amended Series A Preferred Stock dated May 19, 1997. (R)(v)

4.46      Form  of  Amended Series A Preferred Stock certificate.
     (R)(vi)

4.47 Form of Global Unit Certificate for 75,000 Units consisting of 13.5% Senior Secured Notes due May 1, 2004 and
     Warrants to Purchase Shares of Common Stock. (R)(vii)

4.48 Form of Global Unit Certificate for 293,765 Units consisting of Amended Series A Preferred Stock and Warrants to Purchase Shares of Common Stock. (R)(viii)

4.49      Form  of Warrant Certificate dated May 20, 1997, issued
     to  Jefferies  &  Company,  Inc.,  with  respect  to  12,755 warrants to purchase shares of Common Stock of the Company at an exercise price of $0.2063 per share. (R)(ix)

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
     Construction Specialists, Inc. d/b/a Con-Spec, Inc.  $500,000 (Q)(xvi)

10.49 Form of Subscription Agreement dated April 10, 1997, by and between XCL-China, Ltd., the Company and the subscribers of Units, each unit comprised of $100,000 in Unsecured Notes and 325,580 warrants. (Q)(xvii)

10.50 Form of Intercompany Subordination Agreement dated April 10, 1997, between the Company, XCL-Texas, Ltd., XCL Land Ltd., The Exploration Company of Louisiana, Inc., XCL-Acquisitions, Inc., XCL-China Coal Methane Ltd., XCL-China LubeOil Ltd., XCL-China Ltd., and holders of the Unsecured Notes. (Q)(xviii)

10.51 Form of Indenture dated as of May 20, 1997, between the Company, as Issuer and Fleet National Bank, as Trustee
     ("Indenture"). (R)(x)

10.52      Form  of  13.5% Senior Secured Note due May  1,  2004,
     Series A issued May 20, 1997 to Jefferies & Company, Inc. as the Initial Purchaser (Exhibit A to the Indenture). (R)(xi)

10.53 Form of Pledge Agreement dated as of May 20, 1997, between the Company and Fleet National Bank, as Trustee
     (Exhibit C to the Indenture). (R)(xii)

10.54 Form of Cash Collateral and Disbursement Agreement dated as of May 20, 1997, between the Company and Fleet National Bank, as Trustee and Disbursement Agent, and Herman
     J. Schellstede & Associates, Inc., as Representative (Exhibit F to the Indenture). (R)(xiii)

10.55 Form of Intercreditor Agreement dated as of May 20, 1997, between the Company, ING (U.S.) Capital Corporation, the holders of the Secured Subordinated Notes due April 5, 2000 and Fleet National Bank, as trustee for the holders of the 13.5% Senior Secured Notes due May 1, 2004 (Exhibit G to the Indenture). (R)(xiv)

10.56 Registration Rights Agreement dated as of May 20, 1997, by and between the Company and Jefferies & Company, Inc. with respect to the 13.5% Senior Secured Notes due May 1, 2004 and 75,000 Common Stock Purchase Warrants (Exhibit H to the Indenture). (R)(xv)

10.57      Form  of  Security  Agreement,  Pledge  and  Financing
     Statement  and Perfection Certificate dated as  of  May  20,
     1997, by the Company in favor of Fleet National Bank, as Trustee (Exhibit I to the Indenture). (R)(xvi)

10.58 Registration Rights Agreement dated as of May 20, 1997, by and between the Company and Jefferies & Company, Inc.
     with respect to the 9.5% Amended Series A Preferred Stock and Common Stock Purchase Warrants. (R)(xvii)

10.59 Form of Restated Forbearance Agreement dated effective as of May 20, 1997, between the Company, XCL-Texas, Inc. and
     ING (U.S.) Capital Corporation. (R)(xviii)

10.60 Form of Seventh Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, The Estate of Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates,
     L.P. dated May 8, 1997. *

10.61 Form of Eighth Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, The Estate of Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates,
     L.P. dated July 29, 1997. *

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

(P)     Incorporated by reference to Quarterly Report on Form 10-
     Q for the quarter ended September 30, 1996, filed November
     14, 1996, where it appears as (i) through (iv) Exhibits 4.31 through 4.34.

(Q) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996, filed April 15, 1997, where it appears as (i) through (vi) Exhibits 4.35 through
     4.40 and (vii) through (xviii) Exhibits 10.39 through 10.50.

(R) Incorporated by reference to Current Report on Form 8-K dated May 20, 1997, filed June 3, 1997, where it appears as
     (i) through (ix) Exhibits 4.1 through 4.9 and (x) through
     (xviii) Exhibits 10.51 through 10.59.