Form 10-Q
period 1997-09-30
XCL LTD
filed 1997-11-14
CIK 720676

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

                 Quarterly Report pursuant to Section 13 or 15(d) of the
      [X]          Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 1997

                               OR

                Transition Report Pursuant to Section 13 or 15(d) of
     [   ]          the Securities Exchange Act of 1934

                   Commission File No. 1-10669

                            XCL Ltd.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

       Delaware                                   51-0305643
------------------------                 ----------------------
(State of Incorporation)                    (I.R.S. Employer
                                         Identification Number)

        110 Rue Jean Lafitte, 2nd Floor, Lafayette, LA  70508
        ----------------------------------------------------
        (Address of principal executive offices)  (Zip Code)

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

      302,160,240 shares Common Stock, $.01 par value were outstanding on November 14, 1997.

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

                    XCL Ltd. and Subsidiaries
                 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                   CONSOLIDATED BALANCE SHEET
                     (Thousands of Dollars)

                                         Pro Forma
                                        September 30     September 30     December 31
                Assets                      1997             1997             1996
               --------                 ------------     ------------     -----------
                                        (Unaudited)       (Unaudited)

Current assets:
      Cash and cash equivalents           $   29,808     $    2,345       $      113
      Cash held in escrow (restricted)        14,625         75,000               --
      Accounts receivable, net                   163            163               23
      Prepaid expenses                           292            292              212
                                           ---------      ---------         --------
            Total current assets              44,888         77,800              348
                                           ---------      ---------         --------
Property and equipment:
      Oil and gas (full cost method):
           Proved and unproved properties
             under development not
             being amortized                  51,438         49,913           34,305
      Land, at cost                               --             --              135
      Other                                    1,158          1,158            2,492
                                           ---------      ---------         --------
                                              52,596         51,071           36,932
      Accumulated depreciation,
       depletion and amortization               (977)          (977)          (1,491)
                                           ---------      ---------         --------
                                              51,619         50,094           35,441
                                           ---------      ---------         --------
Investments                                    3,501          2,800            2,383
Assets held for sale                          21,058         21,058           21,058
Inventory                                      1,280          1,280              403
Debt issue cost, less amortization             4,734          4,734               --
Other assets                                   1,657          1,657            1,231
                                           ---------       --------         --------
                       Total assets      $   128,737     $  159,423       $   60,864
                                           =========       ========         ========

     Liabilities and Shareholders' Equity
     ------------------------------------

Current liabilities:
      Senior secured notes               $        --     $   75,000       $       --
Other notes payable                               --          3,000               --
      Accounts payable and accrued costs      10,985         14,392            3,901
      Due to joint venture partner                80             80            4,202
      Dividends payable                          928            928              928
      Current maturities of long-term debt     4,521         28,800           38,022
                                            --------       --------        ---------
           Total current liabilities          16,514        122,200           47,053
                                            --------       --------        ---------
Long-term debt, net of current maturities     75,000             --               --
                                            --------       --------        ---------
Other non-current liabilities                  2,645          2,645            2,770
                                            --------       --------        ---------
Commitments and contingencies (Note 6)

Shareholders' equity:
      Preferred stock-$1.00 par value;
        authorized 2,400,000 shares;
        issued shares of 1,065,991 at
        September 30, 1997 and 669,411
        at December 31, 1996-liquidation
        preference of $87.4 million at
        September 30, 1997                    1,066          1,066               669
      Common stock-$.01 par value;
        authorized 500 million shares;
        issued shares of 298,780,945 at
        September 30, 1997 and 285,754,151
        at December 31, 1996                  2,988          2,988             2,858
      Common stock held in treasury -
         $.01 par value; 1,042,065
         shares at September 30, 1997
         and December 31, 1996                  (10)           (10)              (10)
      Additional paid-in capital            254,767        254,767           226,956
      Accumulated deficit                  (224,233)      (224,233)         (219,432)
                                          ---------       --------          --------
           Total shareholders' equity        34,578         34,578            11,041
                                          ---------       --------          --------
                Total liabilities and
                  shareholders'equity     $ 128,737      $ 159,423         $  60,864
                                           ========       ========          ========

 The accompanying notes are an integral part of these financial statements.


                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF OPERATIONS

            (In Thousands, Except Per Share Amounts)

                                         Three Months Ended       Nine Months Ended
                                           September 30              September 30
                                         ------------------       -----------------
                                           1997       1996         1997       1996
                                           ----       ----         ----       ----
                                            (Unaudited)             (Unaudited)
Oil and gas revenues from properties
 held for sale                          $    52     $   94        $   189     $  1,031
                                         ------      -----         ------      -------
Costs and operating expenses:
      Operating                              60         43            173          280
      Depreciation, depletion and
        amortization                         24         45            104          528
      Writedown/loss on sale of other
        assets and investments               --        750             --        2,000
      General and administrative            944        862          2,478        2,856
                                         ------     ------         ------       ------
                                          1,028      1,700          2,755        5,664
                                         ------     ------         ------       ------
Operating loss                             (976)    (1,606)        (2,566)      (4,633)
                                         ------     ------         ------       ------
Other income (expense):
      Interest income                     1,084         --          1,582           --
Interest expense, net of amounts
  capitalized                            (1,067)      (558)        (2,713)      (1,765)
      Loss on sale of investments            --         --             --         (661)
      Other, net                            542        431            854          623
                                         ------     ------         ------       ------
                                            559       (127)          (277)      (1,803)
                                         ------     ------         ------       ------

Net loss                                  (417)     (1,733)        (2,843)      (6,436)
Preferred stock dividends               (1,704)     (1,343)        (5,020)      (4,013)
                                        ------      ------         ------      -------
Net loss attributable to common stock  $(2,121)    $(3,076)       $(7,863)    $(10,449)
                                        ======      ======         ======      =======

Net loss per common and common
  equivalent share                     $  (.01)    $  (.01)       $  (.03)    $   (.04)
                                        ======      ======         ======      =======

Weighted average number of common
  and common equivalent shares
  outstanding                          295,869     267,542        293,116      262,651
                                       =======     =======        =======      =======


 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Thousands of Dollars)

                                                       Nine Months Ended
                                                          September 30
                                                       -----------------
                                                        1997       1996
                                                        ----       ----
                                                          (Unaudited)
Cash flows from operating activities:
     Net loss                                        $  (2,843)   $   (6,436)
                                                      --------      --------
     Adjustments to reconcile net loss to
        net cash used in operating activities:
        Depreciation, depletion and amortization           104           528
        Loss on sale of investments                         --           661
        Writedown of assets and other investments           --         2,000
        Change in assets and liabilities:
             Accounts receivable                          (140)          647
             Prepaid expenses                              (80)           (2)
             Accounts payable and accrued costs          6,646         2,567
             Due to joint venture partner               (4,122)           --
             Other, net                                    (80)          142
                                                       -------       -------
                  Total adjustments                      2,328         6,543
                                                       -------       -------
                  Net cash provided by (used in)
                    operating activities                  (515)          107
                                                       -------       -------

Cash flows from investing activities:
    Capital expenditures                                (9,157)       (3,867)
    Investments                                           (418)         (474)
    Proceeds from sale of assets                           759         9,151
                                                       -------       -------
                  Net cash provided by (used in)
                    investing activities                (8,816)        4,810
                                                       -------       -------
Cash flows from financing activities:
    Proceeds from sales of common stock                    732         1,626
    Proceeds from loans                                 81,316            --
    Proceeds from sales of treasury stock                   --           264
    Payment for treasury stock                              --          (141)
    Proceeds from issuance of preferred stock           25,314           282
    Proceeds from exercise of common stock
      warrants and options                               1,184            --
    Payment of long-term debt                           (9,455)       (8,348)
    Payment of note payable                             (3,100)           --
    Issuance of note receivable                           (100)           --
    Payment of preferred stock dividends                  (469)           --
    Stock issuance costs and other                      (8,859)         (136)
                                                       -------        ------
                  Net cash provided by (used in)
                    financing activities                86,563        (6,453)
                                                       -------        ------

Net increase (decrease) in cash and cash equivalents    77,232        (1,536)
Cash and cash equivalents at beginning of period           113         1,610
                                                       -------       -------
Cash and cash equivalents at end of period            $ 77,345      $     74
                                                       =======       =======

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1997

 (1)     Basis of Presentation

     The consolidated financial statements at September 30, 1997, and for the three months and nine months then ended have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations. The Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of XCL Ltd. and subsidiaries as of September 30, 1997, and December 31, 1996, and the results of their operations for the three months and nine months ended September 30, 1997 and 1996, have been included. Certain reclassifications have been made to prior period financial statements to conform to current year presentation. These reclassifications had no effect on net loss or shareholders equity. The results of the Company's operations for such interim periods are not necessarily indicative of the results for the full year.

      The pro forma balance sheet at September 30, 1997 gives effect to the release of escrow funds on October 15, 1997, and the concurrent repayment of certain current maturities of long term debt, additional borrowings, accounts payable and other accrued liabilities. This transaction had no effect on the results of operations.

      Loss per common and common equivalent share has been computed by dividing net loss attributable to common stock by the weighted average number of common and common share equivalents outstanding.

      The amounts of preferred dividends for the three and nine months ended September 30, 1996 have been restated from amounts previously reported to include not only declared but also accrued dividends. Accordingly, the net loss applicable to the common stock for the three and nine month periods, respectively, were $(.01) and $(.04) as restated, as compared to a net loss of $(.01) and $(.03) as previously reported.

      See  the  discussion  in the section  entitled  "Disclosure
Regarding Forward-Looking Information" herein.

(2)     Liquidity and Capital Resources

      As previously reported, the Company completed a $75 million debt offering (the "Note Offering") and a $25 million preferred stock offering (the "Equity Offering") on May 20, 1997 (collectively referred to as the "Offerings"). Under terms of the trust indenture two cash collateral accounts were established (reflected in the balance sheet as cash held in escrow), one for $14.6 million (representing the aggregate amount of interest due on the Notes through November 1, 1998) and the other for $60.4 million. On October 15, 1997, the $60.4 million (principal balance) of funds held in the cash collateral account pursuant to the trust indenture were released. The pro forma balance sheet at September 30, 1997, reflects the release of these funds and the concurrent repayment of $17.3 million owed to ING (U.S.) Capital Corporation ("ING") under its Credit Facility, $7.0 million of Secured Subordinated Debt, $3.0 million of unsecured notes issued by XCL-China Limited and certain other liabilities.

     As a result of these transactions, on a pro forma basis, the Company had an operating cash balance of $29.8 million. At September 30, 1997, on a pro forma basis, the Company had working capital of $28.4 million, including $14.63 million held in escrow (representing the aggregate amount of interest payable on the $75 million Notes through November 1, 1998) and $4.5 million in limited recourse debt collateralized by the Lutcher Moore Tract.

      At September 30, 1997, the Company had $7.0 million in accrued interest of which $3.7 million was in respect of the Note Offering, which will be funded from the funds escrowed for that purpose. Additionally, the Company has approximately $8.7 million in aggregate of dividends in arrears on its preferred stock. These dividends will not require payment in cash because such amount is expected to be satisfied through the issuance of additional preferred stock.

      The Company estimates that most of the available cash will be used for development of the C-D Field on the Zhao Dong Block. Additional funds of approximately $13 million are expected from the sale of the Lutcher Moore Tract (the "Lutcher Moore Tract"), although there can be no assurance as to the timing and amounts to be obtained. During 1996, litigation was instituted against the Company in connection with the remaining domestic oil and gas property held by the Company, effectively impeding the Company's ability to consummate a sale by casting doubt as to the Company's rights to certain leases and demanding damages. Upon resolution of the litigation the Company will resume its efforts to dispose of these properties. These transactions will provide partial funding for the Company to repay the limited recourse debt secured by the Lutcher Moore Tract, and, combined with projected cash flow, fund the estimated development expenditures and its contractual exploration obligations.

       The Company will incur a loss for fiscal 1997 and anticipates incurring losses in fiscal 1998 because production from the Zhao Dong Block is not expected until late in 1998. If the Company is successful in additional exploratory drilling on the Zhao Dong Block, or if the Company is successful in developing additional oil and gas projects, the Company will need additional funds for capital expenditures and working capital. The Company believes that in such events funds will be available to meet these needs. The exact amounts, source and timing of such financing is not determinable at this time and there are no assurances it will be available if needed. In addition, the Company's efforts to secure additional working capital could be impaired if its common stock is delisted from the AMEX. See Note 6.

     Longer term liquidity is dependent upon the Company's future performance, including commencement of production in China, as well as continued access to capital markets, including the ability to issue additional debt and equity securities. Issuance of debt and equity securities may require consent of the holders of the Senior Secured Notes due May 1, 2004, and of one or more classes of the Company's equity securities.

      Effective November 10, 1997, the Company has completed the first step toward simplifying its capital structure with the amendment for recapitalization and combination of its outstanding Series A, Cumulative Convertible Preferred Stock and Series E,
Cumulative Convertible Preferred Stock into Amended Series A, Cumulative Convertible Preferred Stock which, together with the Amended Series A Preferred Stock issued in the Equity Offering, constitutes a single class of Amended Series A Preferred Stock. As a result of this reclassification, the Series A Preferred Stock listing on the London Stock Exchange has been terminated, and the Company has no plans to list the Amended Series A Preferred Stock on the London Stock Exchange. However, pursuant to the terms of a registration rights agreement between the
Company and certain holders of the Amended Series A Preferred Stock, the Company intends to register the Amended Series A
Preferred Stock under the U.S. Securities Act of 1933, as amended. Upon such registration being declared effective, the Company expects to apply for a listing on the American Stock Exchange for the Amended Series A Preferred Stock. The Company is also considering a reverse stock split of its Common Stock. The reverse stock split of the Common Stock will require approval of the holders of a majority of the outstanding shares of capital stock entitled to vote thereon at a special stockholders' meeting planned for the December, 1997.

      In  addition  to capital commitments to fund the  Company's share of the Zhao Dong Block development, the Company has capital
requirements   for  its  lubricating  oil  and  coalbed   methane
projects.

       As  a  result  of  the  substantial  capital  requirements described above, and the Company's recurring net losses, the report of the Company's independent accountants dated April 10, 1997, as of, and for the year ended December 31, 1996, contains an explanatory paragraph regarding the ability of the Company to continue as a going concern. In the offering memoranda dated May 20, 1997, for the Note Offering and Equity Offering, it was noted that the Company's independent accountants indicated that assuming no adverse conditions occur in respect of the Company's projected operations, they will issue an unqualified audit report that does not contain an explanatory paragraph on such consolidated financial statements.

 (3)     Supplemental Cash Flow Information

      There were no income taxes paid during the nine month periods ended September 30, 1997 and 1996.

      Interest paid during the three month and nine month periods ended September 30 amounted to approximately $0.1 million and 0.3 million for 1997, and $0.4 million and $1.5 million, respectively for 1996.

 (4)     Debt

Long-term debt consists of the following (000's):

                                       Pro Forma
                                      September 30     September 30     December 31
                                          1997             1997             1996
                                      ------------     ------------     -----------
13.5% Senior Secured Notes             $  75,000        $  75,000        $     --
Collateralized credit facility                --           17,279          17,279
Secured Subordinated Debt                     --            7,000          15,000
Office building mortgage                      --               --             652
                                        --------         --------         -------
                                          75,000           99,279          32,931
Lutcher Moore Group Limited
  Recourse Debt                            4,521            4,521           5,091
                                        --------         --------         -------
                                          79,521          103,800          38,022
Less current maturities:
     13.5% Senior Secured Notes               --          (75,000)             --
    Lutcher Moore Group Limited
      Recourse Debt                       (4,521)          (4,521)         (5,091)
    Collateralized credit facility            --          (17,279)        (17,279)
    Secured Subordinated Debt                 --           (7,000)        (15,000)
    Office building mortgage                  --               --            (652)
                                        --------         --------        --------
                                      $   75,000       $       --       $      --
                                        ========         ========        ========

      Substantially  all  of the Company's  assets  collateralize these  borrowings.  Accounts payable and accrued expenses include interest  accrued  at September 30, 1997, of  approximately  $7.0 million.

Credit Facility
---------------

      The Company had been in default of interest payments since October 1, 1996 and principal payments since January 2, 1997 to ING, resulting in a default under the Credit Facility and, by virtue of certain cross default provisions, the Secured Subordinated Debt. On October 15, 1997, the Credit Facility was repaid in full from proceeds of the Note Offering.

Secured Subordinated Debt
-------------------------

       During April 1993, the Company issued in a private placement, $15 million of Secured Subordinated Note Units. Each of these 40 units consisted of a $375,000 note payable, warrants to acquire 100,000 shares of the Company's Common Stock at $0.90 per share (which were previously issued to a group of banks in a prior credit facility), a net profits interest in certain exploration leases and a contractual interest in the net revenues of XCL-China, under the Contract relating to the Zhao Dong Block. This borrowing was collateralized by a second mortgage on all the Company's producing properties and a second lien on the stock of XCL-China. In accordance with the terms of a forbearance agreement between the Company and ING, on May 20, 1997, $8.0 million of the Secured Subordinated Debt was repaid, with proceeds from the Equity Offering, to those institutional investors who purchased Amended Series A Preferred Stock in the Equity Offering. On October 15, 1997, the Company repaid the remaining $7.0 million in principal amount of the Secured Subordinated Debt Notes from proceeds of the Note Offering.

Lutcher Moore Group Limited Recourse Debt
-----------------------------------------

      In connection with the Lutcher Moore Tract, the Company's indirect ownership of such tract is subject to a first mortgage, with a current principal balance of approximately $2.0 million (the "Mortgage Notes"), and a number of sellers' notes, with an aggregate current principal balance of approximately $3.0 million (the "Seller Notes"). During July 1997, upon payment by the Company of principal and interest in the aggregate amount of approximately $430,000, the repayment terms of the Mortgage Notes were extended until January 17, 1998.

      Payments of principal and interest on the Seller Notes are past due and in July 1997, certain of the sellers have demanded payment. The Company is negotiating an extension of the maturity dates of the Seller Notes, however, should the Company be unsuccessful in negotiating further extension, the holders have recourse only to the property itself, as the Company is not liable for the debt. The book value of this property is $12.2 million, therefore, if the Company should allow the mortgagees to repossess the property for nonpayment of the mortgage debt, the Company would incur a substantial loss.

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

Senior Secured Notes
--------------------

      On May 20, 1997, the Company sold through Jefferies & Company, Inc., in an unregistered offering to qualified institutional buyers and accredited institutional investors (the "Note Offering") 75,000 Note Units, each consisting of $1,000 principal amount of 13.5% Senior Secured Notes due May 1, 2004 (collectively, the "Notes") and one Common Stock Purchase Warrant (collectively the "Note Warrants") to purchase 1,280 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), at an exercise price of $0.2063 per share, first exercisable after May 20, 1998. The Notes and the Note Warrants were not separately transferable until August 17, 1997.

      The Notes were secured by the gross proceeds from the Note Offering, and were held in a collateral account, with a portion of the gross proceeds (approximately $14.6 million) segregated into a separate account (the "Capitalized Interest Account") to pay interest on the Notes through November 1, 1998. On October
15, 1997, the Company secured the release of the $60.4 million held in the collateral account, and concurrently pledged the stock of XCL-China as security for the Notes.

      Interest on the Notes is payable semi-annually on May 1 and November 1, commencing November 1, 1997. The Notes will mature on May 1, 2004. The Notes are not redeemable at the option of the Company prior to May 1, 2002, except that the Company may redeem, at its option prior to May 1, 2002, up to 35% of the original aggregate principal amount of the Notes, at a redemption price of 113.5% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption, with the net proceeds of any equity offering completed within 90 days prior to such redemption; provided that at least $48.75 million in aggregate principal amount of the Notes remain outstanding. On or after May 1, 2002, the Notes are redeemable at the option of the Company, in whole or in part, at an initial redemption price of 106.75% of the aggregate principal amount of the Notes until May 1, 2003, and at par thereafter, plus accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of a change of control, the Company will be obligated to make an offer to purchase all outstanding Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

      On November 3, 1997, $4.5 million were released from the Capitalized Interest Account and paid to the holders of the Notes with respect to the first interest payment on the Notes.

(5)     Preferred Stock and Common Stock

      As of September 30, 1997, the Company had the following shares of Preferred Stock issued and outstanding:

                                                            Dividends (In Thousands)
                                                    _________________________________________
                                                            1997
                                                    _____________________

                                  Liquidation                 In Arrears
                   Shares            Value          Declared  or Accrued    Total      1996
                   ------       ---------------    ---------  ----------   -------    ------
Series A           641,359    $  51,805,773  (1)   $    --     $ 3,154    $  3,154   $  3,337
Series B            44,465        4,446,500            335          --         335        337
Series E            51,915        5,191,500            294         155         449        339
Series F            22,318        2,231,800            126          67         193         --
Amended Series A   305,934       26,004,390             --         889         889         --
                 ---------      -----------          -----      ------      ------     ------
                 1,065,991    $  89,679,963        $   755     $ 4,265    $  5,020   $  4,013
     __________
      (1)      50  pounds sterling U.K. per share (U.K.  1  pound
               sterling = U.S. $1.6155 at September 30, 1997).

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

      During March 1997, 39 shares of Series A Preferred Stock were converted into 819 shares of Common Stock.

      Effective November 10, 1997, by consent of in excess of 88 percent of the outstanding shares of Series A Preferred Stock such series of preferred stock was amended, reclassified and converted to Amended Series A Preferred Stock. As a consequence of such consent all dividend arrearages, and accrued and unpaid dividends were paid in additional shares of Amended Series A Preferred Stock. This amendment will result in approximately 706,698 shares of Amended Series A Preferred Stock being issued in respect of such reclassification and payment of accrued dividends.

Series B Preferred Stock
------------------------

     During the first quarter of 1997, 1,004,000 shares of Series B Redemption Stock were sold and the proceeds applied against accrued dividends. During the second quarter of 1997, 381,000 shares of Series B Redemption Stock were sold, and during July 1997, 1,255,100 shares of Series B Redemption Stock were sold, with the proceeds applied against redemption of 489 shares of the Series B Preferred Stock.

     In July 1997, the holder of the Company's Series B Preferred Stock sued the Company and each of its directors with respect to the alleged failure of the Company to redeem CIDC's Series B Preferred shares, in accordance with the terms of the Purchase Agreement and Certificate of Designation. See Note 6 "Commitments, Contingencies and Subsequent Events" regarding this lawsuit.

Series E Preferred Stock
------------------------

     In January 1997, the Company issued 2,328 shares of Series E
Preferred Stock in payment of the December 31, 1996 dividend.  In
July  1997, the Company issued 2,933 shares of Series E Preferred
Stock in payment of the June 30, 1997 dividend.

      Effective November 10, 1997, by consent of in excess of 67 percent of the outstanding shares of Series E Preferred Stock such series of preferred stock was amended, reclassified and converted to Amended Series A Preferred Stock. As a consequence of such consent all accrued and unpaid dividends were paid in additional shares of Amended Series A Preferred Stock. This amendment will result in approximately 63,702 shares of Amended Series A Preferred Stock being issued in respect of such reclassification and payment of accrued dividends.

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

      In  July 1997, the Company issued 1,261 shares of Series  F
Preferred Stock in payment of the June 30, 1997 dividend.

Amended Series A Preferred Stock
--------------------------------

      On  May  20,  1997,  the Company sold, in  an  unregistered offering to qualified institutional buyers and accredited institutional investors (the "Equity Offering") 294,118 Equity Units, each consisting of one share of Amended Series A, Cumulative Convertible Preferred Stock, par value $1.00 per share ("Amended Series A Preferred Stock"), and one Common Stock Purchase Warrant (collectively, the "Equity Warrants") to purchase 327 shares of the Company's Common Stock, at an initial exercise price of $0.2063 per share, first exercisable until May 20, 1998. The Amended Series A Preferred Stock and Equity Warrants were separately transferable October 16, 1997.

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

      On  November  3,  1997, 12,906 shares of Amended  Series  A
Preferred  Stock  were issued in respect of the dividend  payable
November 1, 1997, in the amount of $1.1 million.

      Effective November 10, 1997, the outstanding shares of Series A Preferred Stock and Series E Preferred Stock were amended, to provide for the reclassification and combination of those series of preferred stock into Amended Series A Preferred Stock. As a result of this amendment the outstanding shares of Series A Preferred Stock and Series E Preferred Stock were converted into approximately 672,631 shares of Amended Series A Preferred Stock. All dividend arrearages, and accrued and unpaid dividends on the Series A Preferred Stock and Series E Preferred Stock will be paid in additional shares of Amended Series A Preferred Stock upon exchange of old certificates for new certificates.

Common Stock
------------

     During the nine months ended September 30, 1997, the Company issued an aggregate of 11.8 million shares of Common Stock, of which 8.3 million shares were issued in connection with the exercise of stock purchase warrants with the Company receiving approximately $1.3 million; approximately 3.5 million were sold to raise working capital, generating net proceeds of approximately  $0.7  million; and 819 shares  were  converted  to
Common  Stock  by  a  holder of Series A Preferred  Stock.   Also
during this period, 1.4 million shares of Common Stock were returned to the Company in partial payment of the purchase price for shares of Series F Preferred Stock.

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

     o The Exchange has, since November 1996, continued to review the Company's listing eligibility, in that the Company does not meet certain financial requirements for continued listing. The Company intends to satisfy the Exchange's concerns regarding the Company's continuing listing eligibility.

     o On April 10, 1997, the Company, through a wholly owned subsidiary sold $3.1 million of notes and 10.1 million warrants to purchase a like number of shares of Common Stock of the Company at $0.01 per share. The proceeds from these notes were immediately paid to the operator for unpaid cash calls on the Zhao Dong Block. These notes were repaid in July 1997, from proceeds of the Equity Offering. In two separate borrowings in August and September 1997, the same subsidiary reborrowed from the same lenders an aggregate of $3.0 million to pay Apache for cash calls. These notes were repaid on October 15, 1997, from proceeds of the Note Offering.

     o The Company has future commitments of $1.0 million associated with its joint venture contract to enter the lubricating oil business in China.

     o The Company is in dispute over a 1992 tax assessment by the Louisiana Department of Revenue and Taxation for the years 1987 through 1991 in the approximate amount of $2.5 million. The Company has also received a proposed assessment from the Louisiana Department of Revenue and Taxation for income tax years 1991 and 1992, and franchise tax years 1992 through 1996 in the approximate amount of $3.0 million. The Company has filed written protests as to these proposed assessments, and will vigorously contest the asserted deficiencies through the administrative appeals process and, if necessary, litigation. The Company believes that adequate provision has been made in the financial statements for any liability.

     o In July 1997, China Investment and Development Corporation ("CIDC"), holders of the Company's Series B, Cumulative Preferred Stock, $.01 par value per share ("Series B Preferred Stock") sued the Company and each of its directors in an action entitled China Investment and Development Corporation vs. XCL Ltd.; Marsden W. Miller, Jr.; John T. Chandler; David A. Melman; Fred Hofheinz; Arthur W. Hummel, Jr.; Michael Palliser; and Francis J. Reinhardt, Jr. (Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 15783-NC). The suit alleges breach of (i) contract, (ii) corporate charter, (iii) good faith and fair dealing and (iv) fiduciary duty with respect to the alleged failure of the Company to redeem CIDC's Series B Preferred shares for an aggregate claimed redemption price of $5.0 million, in accordance with the terms of the Purchase Agreement and Certificate of Designation. In addition, CIDC alleged that the individual directors tortiouosly interfered with its contractual relationship with the Company. The Company believes it has fulfilled its obligations under the Preferred Stock and that the Preferred Stock is not in default, and accordingly an answer has been filed on behalf of the Company denying liability and a motion to dismiss has been filed on behalf of the directors. The Company has indemnification obligations to the directors on the claims asserted against the directors. The Company intends to vigorously defend this action. The Company is presently in negotiations with CIDC to settle this action.

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

     o In connection with the Lutcher Moore Tract, payments of principal and interest on the Seller Notes are past due and in July 1997, certain of the sellers have demanded payment. The Company is negotiating an extension of the maturity dates of the Seller Notes, however, should the Company be unsuccessful in negotiating further extension, the holders have recourse only to the property itself, as the Company is not liable for the debt. The book value of this property is $12.2 million, therefore, if the Company should allow the mortgagees to repossess the property for nonpayment of the mortgage debt, the Company would incur a substantial loss.

     o Effective August 1, 1997, the Company entered into a Services Agreement with an attorney who also serves as an executive officer of the Company. The Agreement is terminable by either party at any time without cause. Under the Agreement, the attorney is engaged to act as counsel to the Company to perform such services as the Company may request of him in that capacity from time to time. In general, compensation for services under the Services Agreement will be at the rate of $175 per hour for up to 80 hours per month. Also, under the Services Agreement, the Company has agreed to provide the attorney with office space, supplies, secretarial assistance, a library allowance, professional liability insurance, reimbursement for continuing legal education expenses and bar dues. Under the Services Agreement the attorney may, except as prohibited by law or the Louisiana Rules of Professional Responsibility, represent other clients and engage in business for his own account.

          The attorney received from the Company a $100,000 loan to replace benefits that he forfeited when he withdrew as a partner of a law firm to become Executive Vice President of the Company. The loan is to be repaid over eight years from annual bonus payments equal to interest, at the rate of 6.25% per annum, plus one-eighth of the original principal balance to be paid by the Company each year and shall be forgiven in its entirety if (i) the Company shall fail to pay timely any such bonus payment, shall breach the Services Agreement or shall terminate his employment without "cause" or (ii) the officer terminates his employment with "good reason," in either case as such terms are defined in the note evidencing such loan.

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

     o The Company is subject to existing United States federal, state and local laws and regulations and Chinese laws and regulations governing environmental quality and pollution control. Although management believes that such operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities will not be incurred.

(7)     Stock Options

     On June 5, 1997, the Board of Directors unanimously approved amendment and restatement of the 1992 Long Term Stock Incentive Plan ("1997 LTSIP Restatement"), effective as of June 1, 1997, which is being submitted for shareholder approval at the Company's Special Meeting in Lieu of Annual Meeting of Shareholders scheduled for December, 1997.

      Under the 1997 LTSIP Restatement, non-qualified stock options to purchase an aggregate of 30 million shares of Common Stock and an aggregate of 170,000 shares of Amended Series A Preferred Stock were granted to certain executive officers, non-executive officers and directors of the Company. The option exercise price for the Common Stock is $0.25 per share and the option exercise price for the Amended Series A Preferred Stock is $85.00 per share, each being not less than the fair market value at the date of grant as determined by the Compensation Committee of the Board of Directors pursuant to provisions in the 1997 LTSIP Restatement. The closing price on the Exchange for the Common Stock was $0.21875 per share on June 2, 1997 and the fair market value of the Amended Series A Preferred Stock, based upon the last sales price information in the PORTAL Market as supplied by Jefferies & Company, Inc. was $85.00 per share on June 2, 1997.

      Effective June 1, 1997, Restricted Stock Awards for an aggregate of 20 million shares of Common Stock were granted to two executive officers. In addition, a Restricted Stock Award for 20,000 shares of Amended Series A Preferred Stock was granted to one of those executive officers. The Restricted Stock Awards are subject to forfeiture under certain conditions if employment is terminated before specified "lapse dates." The lapse dates, number of shares and per share fair market value of the Company's Common Stock or Amended Series A Preferred Stock, as the case may be, that must be achieved when forfeiture restrictions cease to become applicable are set out in the following table.

                                                       Number of        Fair Market Value
                  Number of     Fair Market Value  Amended Series A    Per  Amended Series
Lapse Dates     Common Shares   Per Common Shares  Preferred Shares     A Preferred Share
-----------     -------------   -----------------  ----------------    -------------------
June 1, 1999       2,500,000          $0.3802           4,000              $112.41
June 1, 2000       4,500,000          $0.4372           6,000              $129.27
June 1, 2001       7,000,000          $0.5028          10,000              $170.96
June 1, 2002       6,000,000          $0.5782              --                   --
                  ----------                           ------
                  20,000,000                           20,000

      Subject to shareholder approval and pursuant to the 1997 LTSIP Restatement, the Board has approved an Appreciation Option for the Chairman of the Board. The Board has determined that the Appreciation Option to the Chairman is in the best interests of the Company and its shareholders in order to, and is required to, retain his services. The Appreciation Option Agreement provides the Chairman with the right, upon his payment of the Exercise Price (as defined below) to additional compensation (payable in cash or in shares of Common Stock or Preferred Stock or a combination thereof, as elected by the Company) based upon 5% of the difference between the market capitalization of the Company as of June 1, 1997 (as defined) and the market capitalization of the Company as of the date that he exercises the Appreciation Option (as defined). On June 1, 1997, the aggregate market capitalization of the Company, as computed in accordance with the Appreciation Option Agreement, was $161,547,223 million. Upon exercise of his Option, in the event the Company elects to settle the Option with shares of Stock, the Chairman must pay the Company twenty percent (20%) of the amount he is entitled to receive upon exercise of the Appreciation Option (before any reduction as hereinafter set forth), or any increment thereof, up to an aggregate maximum of $5 million (the "Exercise Price") in cash. In the event the Company elects to settle the Option in cash, the amount of cash the Chairman will receive will be reduced by the amount of the Exercise Price. Because the Chairman's Appreciation Option contemplates compensation determined with reference to increases in the Company's market capitalization without restriction, there is no effective limit on the amount of compensation which may become payable thereunder. The Chairman may exercise his Appreciation Option as of any June 1 or December 1 commencing June 1, 2002 upon 45 days written notice, in whole or in 10% increments. The Appreciation Option expires on June 1, 2007 and will remain exercisable at any time prior to such expiration notwithstanding his termination of employment with the Company unless such employment is terminated by the Company for "cause" or is terminated by him without "good reason." In the event of a "change of control of XCL" the Appreciation Option will become immediately exercisable and the Company will be obligated to pay the Chairman upon any exercise of his Appreciation Option at least 40% in cash, of the net amount payable in respect of such exercise. This obligation may impede the consummation of a change of control of the Company.

      The Company anticipates that the aforementioned awards will result in a significant non-cash charge to earnings which is expected to be recognized in the fourth quarter. As a result of the accounting treatment for such non-cash charge, the Company does not expect any change to its net worth. As of the date hereof the amount of such charge is indeterminate.

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


Liquidity and Capital Resources
-------------------------------

      As previously reported, the Company completed a $75 million debt offering (the "Note Offering") and a $25 million preferred stock offering (the "Equity Offering") on May 20, 1997 (collectively referred to as the "Offerings"). Under terms of the trust indenture two cash collateral accounts were established (reflected in the balance sheet as cash held in escrow), one for $14.6 million (representing the aggregate amount of interest due on the Notes through November 1, 1998) and the other for $60.4 million. On October 15, 1997, the $60.4 million (principal balance) of funds held in the cash collateral account pursuant to the trust indenture were released. The pro forma balance sheet at September 30, 1997, reflects the release of these funds and the concurrent repayment of $17.3 million owed to ING (U.S.) Capital Corporation ("ING") under its Credit Facility, $7.0 million of Secured Subordinated Debt, $3.0 million of unsecured notes issued by XCL-China Limited and certain other liabilities.

     As a result of these transactions, on a pro forma basis, the Company had an operating cash balance of $29.8 million. At September 30, 1997, on a pro forma basis, the Company had working capital of $28.4 million, including $14.63 million held in escrow (representing the aggregate amount of interest payable on the $75 million Notes through November 1, 1998) and $4.5 million in limited recourse debt collateralized by the Lutcher Moore Tract.

      At September 30, 1997, the Company had $7.0 million in accrued interest of which $3.7 million was in respect of the Note Offering, which will be funded from the funds escrowed for that purpose. Additionally, the Company has approximately $8.7 million in aggregate of dividends in arrears on its preferred stock. These dividends will not require payment in cash because such amount is expected to be satisfied through the issuance of additional preferred stock.

      The Company estimates that most of the available cash will be used for development of the C-D Field on the Zhao Dong Block. Additional funds of approximately $13 million are expected from the sale of the Lutcher Moore Tract (the "Lutcher Moore Tract"), although there can be no assurance as to the timing and amounts to be obtained. During 1996, litigation was instituted against the Company in connection with the remaining domestic oil and gas property held by the Company, effectively impeding the Company's ability to consummate a sale by casting doubt as to the Company's rights to certain leases and demanding damages. Upon resolution of the litigation the Company will resume its efforts to dispose of these properties. These transactions will provide partial funding for the Company to repay the limited recourse debt secured by the Lutcher Moore Tract, and, combined with projected cash flow, fund the estimated development expenditures and its contractual exploration obligations.

       The Company will incur a loss for fiscal 1997 and anticipates incurring losses in fiscal 1998 because production from the Zhao Dong Block is not expected until late in 1998. If the Company is successful in additional exploratory drilling on the Zhao Dong Block, or if the Company is successful in developing additional oil and gas projects, the Company will need additional funds for capital expenditures and working capital. The Company believes that in such events funds will be available to meet these needs. The exact amounts, source and timing of such financing is not determinable at this time and there are no assurances it will be available if needed. In addition, the Company's efforts to secure additional working capital could be impaired if its common stock is delisted from the AMEX. See Note 6.

     Longer term liquidity is dependent upon the Company's future performance, including commencement of production in China, as well as continued access to capital markets, including the ability to issue additional debt and equity securities. Issuance of debt and equity securities may require consent of the holders of the Senior Secured Notes due May 1, 2004, and of one or more classes of the Company's equity securities.

      Effective November 10, 1997, the Company has completed the first step toward simplifying its capital structure with the amendment for recapitalization and combination of its outstanding Series A, Cumulative Convertible Preferred Stock and Series E,
Cumulative Convertible Preferred Stock into Amended Series A, Cumulative Convertible Preferred Stock which, together with the Amended Series A Preferred Stock issued in the Equity Offering, constitutes a single class of Amended Series A Preferred Stock. As a result of this reclassification, the Series A Preferred Stock listing on the London Stock Exchange has been terminated, and the Company has no plans to list the Amended Series A Preferred Stock on the London Stock Exchange. However, pursuant to the terms of a registration rights agreement between the
Company and certain holders of the Amended Series A Preferred Stock, the Company intends to register the Amended Series A
Preferred Stock under the U.S. Securities Act of 1933, as amended. Upon such registration being declared effective, the Company expects to apply for a listing on the American Stock Exchange for the Amended Series A Preferred Stock. The Company is also considering a reverse stock split of its Common Stock. The reverse stock split of the Common Stock will require approval of the holders of a majority of the outstanding shares of capital stock entitled to vote thereon at a special stockholders' meeting planned for the December, 1997.

      In  addition  to capital commitments to fund the  Company's share of the Zhao Dong Block development, the Company has capital
requirements   for  its  lubricating  oil  and  coalbed   methane
projects.

       As  a  result  of  the  substantial  capital  requirements described above, and the Company's recurring net losses, the report of the Company's independent accountants dated April 10, 1997, as of, and for the year ended December 31, 1996, contains an explanatory paragraph regarding the ability of the Company to continue as a going concern. In the offering memoranda dated May 20, 1997, for the Note Offering and Equity Offering, it was noted that the Company's independent accountants indicated that assuming no adverse conditions occur in respect of the Company's projected operations, they will issue an unqualified audit report that does not contain an explanatory paragraph on such consolidated financial statements.

Other General Considerations
----------------------------

      The Company believes that inflation has had no material impact on the Company's sales, revenues or income during the reporting periods. In light of increased oil and gas exploration activity worldwide, and in the Bohai Bay in particular, increased rates for equipment and services, and limited rig availability may have an impact in the future.

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

Results of Operations
---------------------

      During the three and nine month periods ended September 30, 1997, the Company incurred net losses of $0.4 million and $2.8 million, respectively, as compared to net losses of $1.7 million and $6.4 million, respectively, during the corresponding periods in 1996. The loss in 1996 reflects the effect of a $2.0 million writedown and $0.7 million loss on sale of the Company's investments.

      Oil and gas revenues for the three and nine month periods ended September 30, 1997, were $52,000 and $189,000, compared to $94,000 and $1.0 million during the corresponding period in 1996. Revenues will continue to decline as the Company completes its announced program of selling substantially all of its U.S.
producing properties. Interest income increased $1.0 million during the three month period and $1.6 million during the nine month period ended September 30, 1997, compared with the same periods in 1996. The primary reason for these increases was the interest earned on the $75 million in escrow from the Note Offering. Interest expense increased in the third quarter of 1997, as compared to the corresponding period in 1996, because of additional borrowings and higher interest rates.

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

     General and administrative expenses increased $82,000 during the three months ended September 30, 1997 as compared to the same period in 1996 due to additional professional fees and general increases in office expenses. For the nine months ended September 30, 1997, general and administrative expenses decreased $378,000 compared to the same period in 1996. The decrease during the nine months ended September 10, 1997, compared to the same period in 1996 was the result of less domestic activity in that the Company is now focused on development of the China properties.

                    XCL LTD. AND SUBSIDIARIES

                       September 30, 1997

                   PART II - OTHER INFORMATION


Item 1.          Legal Proceedings

      In July 1997, China Investment and Development Corporation ("CIDC"), holders of the Company's Series B, Cumulative Preferred Stock, $.01 par value per share ("Series B Preferred Stock") sued the Company and each of its directors in an action entitled China Investment and Development Corporation vs. XCL Ltd.; Marsden W. Miller, Jr.; John T. Chandler; David A. Melman; Fred Hofheinz; Arthur W. Hummel, Jr.; Michael Palliser; and Francis J. Reinhardt, Jr. (Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 15783-NC). The suit alleges breach of (i) contract, (ii) corporate charter, (iii) good faith and fair dealing and (iv) fiduciary duty with respect to the alleged failure of the Company to redeem CIDC's Series B Preferred shares for a claimed aggregate redemption price of $5.0 million, in accordance with the terms of the Purchase Agreement and Certificate of Designation. In addition, CIDC alleged that the individual directors tortiouosly interfered with its contractual relationship with the Company. The Company believes it has fulfilled the obligations of the Preferred Stock and that the Preferred Stock is not in default, and accordingly an answer has been filed on behalf of the Company denying liability and a motion to dismiss has been filed on behalf of the directors. The Company has indemnification obligations to the directors on the claims asserted against the directors. The Company intends to vigorously defend this action. The Company is presently in negotiations with CIDC to settle this action.

      Other than as disclosed in the Company's Annual Report on Form 10-K, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

Item 2(c).  Changes in Securities

o     On July 24, 1997, the Company issued 2,933 shares of Series
  E Preferred Stock to the holders thereof in respect of a dividend payable, pursuant to the terms thereof, in additional shares of Series E Preferred Stock.

o     On July 24, 1997, the Company issued 1,261 shares of Series
  F Preferred Stock to the holders thereof in respect of a dividend payable, pursuant to the terms thereof, in additional shares of Series F Preferred Stock.

o     On November 11, 1997, the Company issued 400,000 shares  of
  Common  Stock  and stock purchase warrants to  acquire  200,000 shares of Common Stock to a consultant, as compensation pursuant to an agreement dated effective as of February 20, 1997.

These securities were sold within the United States pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, pursuant to
Section 4(2), Rule 144A and Regulation D under the Securities Act, in that the securities were offered and sold only to "accredited investors," or outside the U.S. pursuant to Regulation S in "offshore transactions" to "non-U.S. Person." All of the securities bear a restrictive legend and are subject to restriction on resale or transfer.

Item 3.     Defaults Upon Senior Securities.

(a)     Debt

      Until October 15, 1997, the Company had been in default of interest payments since October 1, 1996 and principal payments since January 2, 1997 to ING, resulting in a default under the Credit Facility and, by virtue of certain cross default provisions, the Secured Subordinated Debt. Under the terms of a Forbearance Agreement between the Company, XCL-China and ING, ING agreed that it would not accelerate the maturity of, or commence any foreclosure procedures to collect, the indebtedness under the Credit Facility until May 31, 1997. As of May 20, 1997, the closing date for the Offerings, ING's agreement to forbear was conditionally extended to November 1, 1997. On October 15, 1997, the Credit Facility and the Secured Subordinated Notes were repaid from proceeds of the Note Offering and concurrently the stock of XCL-China Ltd., the Company's principal operating subsidiary, was released by ING and pledged as security for the Notes.

(b)     Preferred Stock

      Until November 10, 1997, the Company was in default in payment of dividends on the Series A Preferred Stock. The Series A Preferred Stock dividend requirements were approximately 2.9 million pounds sterling UK annually (approximately $4.7 million) and the Company had insufficient liquidity to pay such amounts. Further, the Credit Facility restricted payment of cash dividends. On November 7, 1997, the Company received consent from approximately 88.85% of the holders of its Series A Preferred Stock to amend the terms of such Preferred Stock to the terms of the Company's Amended Series A Preferred Stock. In connection with such amendment proposal the Company paid approximately $900,000, plus interest thereon, remaining to be paid with respect to the June 30, 1995 dividend, in additional shares of Amended Series A Preferred Stock. Pursuant to the terms of the amendment proposal, the Board of Directors declared payable, in additional shares of Amended Series A Preferred Stock, the June 30, 1996, December 31, 1996 and June 30, 1997 dividends, conditional upon consent to the amendment. Further, all accrued dividends from July 1, 1997 through November 9, 1997 will be paid in additional shares of Amended Series A Preferred Stock. As a consequence of the approval of the amendment, effective November 10, 1997, the Series A Preferred Stock was converted and reclassified into an aggregate of approximately 611,555 shares of Amended Series A Preferred Stock. The Amended Series A Preferred Stock has not been listed on the London Stock Exchange, and concurrent with the approval of the amendment, the listing on the London Stock Exchange for the Series A Preferred Stock was terminated. Pursuant to the registration rights agreement between the Company and the holders of the Amended Series A Preferred Stock, the Company intends to register the shares of Amended Series A Preferred Stock under the Securities Act. Upon such registration being declared effective, the Company expects to apply for a listing on the American Stock Exchange for the Amended Series A Preferred Stock.

      The holders of the Series B Preferred Stock, in a legal action brought against the Company and its directors, have alleged that the Company is in default of the terms of the Series B Preferred Stock. See Part II - Item 1 "Legal Proceedings."

Item 4.      Submission of Matters to a Vote of Security-Holders

      By Circular dated October 21, 1997, the Company solicited the written consent of the holders of the Company's Series A Preferred Stock for approval to amend such series of Preferred Stock to conform to the terms of the Company's recently issued Amended Series A Preferred Stock. The amendment proposal also provided for the payment of accrued and unpaid dividends and dividend arrearages to be paid in additional shares of Amended Series A Preferred Stock, upon consent to the amendment. The amendment further provided that upon consent the Company would not seek a listing of the Amended Series A Preferred Stock on the London Stock Exchange, thereby resulting in the loss of the listing on the London Stock Exchange for the Series A Preferred Stock. The consent of at least two-thirds of the issued and outstanding shares of Series A Preferred Stock held of record on October 10, 1997, was required for approval. The amendment was approved and became effective on November 10, 1997. A total of 569,838 shares were cast as follows with respect to the amendment:

          Consenting:          569,838
          Non-Consenting:          Nil

      By Circular dated October 21, 1997, the Company solicited the written consent of the holders of the Company's Series E Preferred Stock for approval to amend such series of Preferred Stock to conform to the terms of the Company's recently issued Amended Series A Preferred Stock. The amendment proposal also provided for the payment of accrued and unpaid dividends to be paid in additional shares of Amended Series A Preferred Stock, upon consent to the amendment. The consent of at least two-thirds of the issued and outstanding shares of Series E Preferred Stock held of record on October 10, 1997, was required for approval. The amendment was approved and became effective on November 10, 1997. A total of 34,989 shares were cast as follows with respect to the amendment:

          Consenting:          34,989
          Non-Consenting:          Nil


     There were no matters submitted to a vote of holders of the Common Stock of the Company during the period covered by this report.


Item 6.     Exhibits and Reports on Form 8-K.

(a)     Exhibits required by Item 601 of Regulation S-K.

     See Index to Exhibits following signature page.

 (b)     Reports on Form 8-K

     A current report on Form 8-K was filed on September 2, 1997, to report the sale of 638,000 shares of Common Stock, through the exercise of stock purchase warrants, pursuant to Regulation S under the Securities Act.

      A current report on Form 8-K was filed on September 24, 1997, to report the issuance, pursuant to Regulation S under the Securities Act, of 3 million stock purchase warrants as compensation for services to be performed under a consulting agreement.

      A current report on Form 8-K was filed on October 17, 1997, to report (i) the test results of the Company's C-4 well on the Zhao Dong Block, (ii) the release of funds held in escrow from the May 20, 1997 Note Offering, and (iii) the sale of 360,000 shares of Common Stock, through the exercise of stock purchase warrants, pursuant to Regulation S under the Securities Act.

      A current report on Form 8-K was filed on November 5, 1997, to report the sale of 1,500,000 shares of Common Stock, through the exercise of stock purchase warrants and the issuance of an aggregate of 800,000 shares of Common Stock as compensation to a resident of Taiwan, all pursuant to Regulation S under the Securities Act.

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              XCL Ltd.

                              /s/ Marsden W. Miller, Jr.
                         By: _________________________________
                         Name:      Marsden W. Miller, Jr.
                         Title:  Chairman and Chief Executive
                                 Officer


Date: November 14, 1997

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

4.50 Certificate of Amendment to the Certificate of Designation of Series A, Cumulative Convertible Preferred
     Stock, par value $.01 per share dated November 10, 1997 *

4.51 Certificate of Amendment to the Certificate of Designation of Series E, Cumulative Convertible Preferred
     Stock, par value $.01 per share dated November 10, 1997 *

4.52 Form of Stock Purchase Agreement dated effective as of October 1, 1997, between the Company and William Wang, whereby the Company issued 800,000 shares of Common Stock to Mr. Wang, as partial compensation pursuant to a Consulting Agreement. *

4.53 Form of Stock Purchase Warrants dated effective as of February 20, 1997, issued to Mr. Patrick B. Collins with respect to 200,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $0.25 per share, issued as partial compensation pursuant to a Consulting Agreement. *

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

10.25     Letter  of  Intent dated July 17, 1995  between  CNPC
     United Lube Oil Corporation and XCL Ltd. for discussion of further projects. (M)(v)

10.26 Form of Letter Agreement dated June 26, 1995 between the Company and three of its U.S. holders of Series A Preferred Stock, whereby the following such holders have agreed to accept Common Stock in respect of dividends payable December 31, 1994 and June 30, 1995 in the amounts set forth:

                             12/31/94          6/30/95
     Holder                 Dividend          Dividend     Shares
     ------                 --------          --------     -------
    Kayne Anderson
    Investment Management   $627,788.12     $689,238.87   2,225,024
    Cumberland Associates   $429,056.51     $445,838.59   1,487,294
    T. Rowe Price &
     Associates, Inc.       $159,975.00     $166,232.25     554,543 (M)(vi)

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

10.60 Form of Seventh Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, The Estate of Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates,
     L.P. dated May 8, 1997.  (S)(i)

10.61 Form of Eighth Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, The Estate of Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates,
     L.P. dated July 29, 1997. (S)(ii)

10.62 Form of Consulting Agreement dated February 20, 1997, between the Company and Mr. Patrick B. Collins, whereby Mr.
     Collins performs certain accounting advisory services. *

10.63     Form of Consulting Agreement dated effective as of June
     1, 1997, between the Company and Mr. R. Thomas Fetters, Jr., a director of the Company, whereby Mr. Fetters performs certain geological consulting services. *

10.64 Form of Agreement dated effective October 1, 1997 between the Company and Mr. William Wang, setting forth compensation for past and future services performed on behalf of the Company with respect to its projects in China. *

10.65 Form of Services Agreement dated August 1, 1997, between the Company and Mr. Benjamin B. Blanchet, an officer of the Company. *

10.66 Form of Promissory Note dated August 1, 1997, in a principal amount of $100,000, made by Mr. Benjamin B.
     Blanchet in favor of the Company. *

11.     Not applicable.

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

(S)     Incorporated by reference to Quarterly Report on Form 10-
     Q for the quarter ended June 30, 1997, filed August 14,
     1997, where it appears as (i) and (ii) Exhibits 10.60 and 10.61.