Form 10-K
period 1997-12-31
XCL LTD
filed 1998-04-15
CIK 720676

_______________________________________________________________________

                     Securities and Exchange Commission
                         Washington, DC  20549
                      ___________________________

                               FORM 10-K
                      ___________________________

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997 or

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to
           __________________

                    Commission file number 1-10669
                     _____________________________

                               XCL Ltd.
        (Exact name of registrant as specified in its charter)
                     _____________________________
          Delaware                                       51-0305643
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

     110 Rue Jean Lafitte, 2nd Floor
     Lafayette, Louisiana                        70508
     (Address of principal executive offices)   (Zip Code)
                     _____________________________

  (Registrant's telephone number, including area code)   318-237-0325

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value                   American Stock Exchange
----------------------------                   -----------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The  aggregate  market  value  of  the  common  stock  held   by
nonaffiliates of the registrant on April 13, 1998, was approximately $92.8 million.

     22,341,636 shares Common Stock, $.01 par value were outstanding on April 13, 1998.

                  DOCUMENTS INCORPORATED BY REFERENCE
                                 None
_______________________________________________________________________

                        TABLE OF CONTENTS

                             PART I

Item 1. and Item 2. Business and Properties
        General
        The Zhao Dong Block
        United/XCL Lube Oil JointVenture
        Coalbed Methane Project
        Domestic Properties
        Oil and Gas Reserves
        Production, Sales and Cost Data
        Oil and Gas Acreage
        Drilling Activity
        Producing Well Data
        Title to Properties
        Markets
        Competition
        Certain Risk Factors Relating to the Company and the Oil and Gas
          Industry
        Employees
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

                             PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.  Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.  Financial Statements and Supplemental Data
         XCL Ltd. and Subsidiaries
         XCL-China, Ltd.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                            PART III

Item 10.  Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K Other Matters
Signatures
Glossary of Terms

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

Item 1.  and Item 2.   Business and Properties.
----------------------------------------------

     See the Glossary of Terms attached hereto for definitions of certain commonly used industry terms. The Company operates through several wholly owned subsidiaries. Accordingly, all references herein to the Company or XCL include such subsidiaries.

General
-------

      XCL Ltd. (together with its consolidated subsidiaries, the "Company" or "XCL") is engaged principally in the exploration for and the development and production of crude oil and natural gas. Its exploration and development efforts are, at this time, focused primarily on the Zhao Dong Block in the shallow-water sea area of Bohai Bay in The People's Republic of China ("China"). XCL's activities on the Zhao Dong Block have been undertaken pursuant to an exploration and production joint venture with China National Oil and Gas Exploration and Development Corporation, a Chinese governmental agency ("CNODC") effective May 1, 1993. In March 1994, the Company farmed out a one-third interest in the Foreign Contractor's (as defined) interest, subsequently increased to 50%, to Apache Corporation ("Apache"). See "The Zhao Dong Block" commencing at page [4] for a description in greater detail of the Company's business and its interest in the Zhao Dong Block. Based on the initial success of its first project in China, the Company's growth strategy is to expand its participation in the Chinese energy industry by continuing to explore and develop the Zhao Dong Block and by selectively entering into additional energy related joint ventures. This strategy is the result of the Company's opinion that China (i) has extensive undeveloped energy resources, (ii) is experiencing and will continue for the foreseeable future to experience high growth in demand for energy and (iii) has a policy of encouraging foreign participation in the development of its energy resources. The Company believes, as evidenced by its own experience in China, that Chinese policy offers opportunity for participation by independent oil and gas companies in the development of the Chinese energy business. Additionally, the Company believes, because of its early success in China, that it has an excellent relationship with the Chinese authorities in charge of the development of China's energy resources and that the Company can, therefore, be competitive in China.

      In furtherance of the Company's objective of expanding its involvement in the Chinese energy business and developing its relationships with the Chinese authorities responsible for the development of China's energy resources, on July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to engage in the manufacturing, distribution and marketing of lubricating oil in China and in southeast Asian markets. See "United/XCL Lube Oil Joint Venture" on page [11]. The Company's required capital contribution to the joint venture has been made and the Company is not obligated to expend further amounts.
However, the Company believes, based on CNPC's plans for and strong support of the lubrication oil joint venture, that the joint venture business will grow and that the Company will make additional investments in the joint venture. Also, on December 14, 1995, the Company signed a Memorandum of Understanding with the China National Administration of Coal Geology ("CNACG"), pursuant to which the parties began cooperative exploration and development of coalbed methane in two areas in China. See
"Coalbed  Methane  Project" on page 12.   The  venture  is  not
currently active.

      Before 1993, the Company operated primarily onshore in the Gulf Coast area of the United States. Since it decided in late 1995 to focus on operations in China, the Company has sold or is in the process of selling its other assets. XCL Ltd., formerly The Exploration Company of Louisiana, Inc., was incorporated in Delaware in 1987. It is the successor to a Louisiana corporation of the same name which was incorporated in 1981.

The Zhao Dong Block
-------------------

     Geology
     -------

     The Zhao Dong Block extends from the shoreline of the Dagang oil field complex on Bohai Bay to water depths of approximately 5 meters. It encompasses approximately 197 square kilometers (roughly 50,000 gross acres). The Company believes that a portion of the Zhao Dong Block is a seaward extension of the Dagang oil field complex, which is one of China's largest. According to published statistics, Dagang has produced over 700 million barrels of oil and has an estimated ultimate recovery of more than one billion barrels.

      Tertiary formations constitute a major portion of the Zhao Dong Block's potential. Its geology is in many respects similar to the U.S. Gulf Coast. Bohai Bay sediments are, however, non-marine and oil prone, while the U.S. Gulf Coast sediments are open-marine and gas and condensate prone. Seismic, subsurface data and drilling results from the nine wells the Company has drilled on the Zhao Dong Block indicate a thick, structured sedimentary section in the contract area. Proximity to producing fields and highly productive test results from the wells which have been drilled suggests excellent source rock.

     Seismic
     -------

     Seismic data were acquired in and around the Zhao Dong Block by shallow water and transition zone seismic crews from 1986 to 1988. While the original processing of the data was fair in reflection continuity, the Company's initial evaluation involved reprocessing 721 km., resulting in dramatic improvement for both structural and stratigraphic interpretation. This reprocessing, plus 390 km. of new seismic data (outlined below), make available a current total of 1,111 km. of 2D seismic data in and around the Zhao Dong Block.

      From  1993  through 1995 the Company acquired an additional
390 km of 2D seismic data shot by Dagang Geophysical, a Chinese firm, all of which assisted the Company in assessing the Zhao
Dong Block's potential.

      A 1997 3-D seismic program was designed to delineate development well locations in the C-D Field and to better define exploration prospects on the remainder of the Zhao Dong Block. The program covered approximately 100 square kilometers and cost approximately $5.5 million; the Company's share was approximately $2.75 million. A similar program (at a comparable cost) will be undertaken in 1998 to cover most of the rest of the Zhao Dong Block.

     Drilling Results
     ----------------

      Mapping of seismic events on shallow, medium, and deep reflections delineated possibly productive lead areas. Subsequent exploratory drilling resulted in three successful discoveries along the Zhao Bei fault system. Appraisal tests have structurally and stratigraphically delineated the aerial extent of both the "C" and the "D" segments of the C-D Field. Hydrocarbons have been found in the Lower Minghuazhen (Pliocene), the Guantao (Miocene), and the Shahejie (Oligocene) formations. Appraisal drilling is planned for 1998 to delineate the extent of the 1997 C-4 discovery located northeast of the C-D Field. The C-4 well is productive from the Shahejie Formation and, additionally, from Jurassic and Permian Age sediments.

      The Company's drilling programs, year by year, have been as follows:

     1994 Drilling
     -------------

     Zhao Dong C-1. The first of three Phase 1 exploratory wells, C-1 was spudded in April 1994, and drilled to a depth of 9,843 feet. Oil was tested in two Pliocene sands of the Lower Minghuazhen Formation, from perforations between 4,278 and 4,462 feet, and a combined test rate of 2,160 BOPD with no water was realized. Total net pay for the zones tested was 97 feet.

      Zhao Dong C-2. Spudded and drilled in October 1994, the C-2 appraisal well was drilled to a depth of 7,134 feet and confirmed the C-1 discovery. Tested from four intervals, between 4,267 and 4,481 feet, the combined rate of three of the zones was 3,640 BOPD with no water. Total net pay for the zones tested was 47 feet.

      1995 Drilling
      -------------

      Zhao Dong C-2-2. Drilled directionally in April 1995 to a measured depth of 5,625 feet (5,034 feet true vertical depth), the C-2-2 appraisal was shaled out for prospective sands in the Minghuazhen and then plugged back and sidetracked as C-2-2A.

      Zhao Dong C-2-2A. After plugging and abandoning the bottom section of the C-2-2 well, the C-2-2A sidetrack well was drilled structurally updip of the original wellbore to a measured depth of 5,084 feet (4,956 true vertical depth). Although Minghuazhen prospective sands were present and not shaled out, the objective sands were water wet. Accordingly, the well was plugged and abandoned.

      Zhao Dong D-1. Designed to test the Ordovician Carbonate section, the D-1 exploratory well reached a depth of 8,784 feet in June 1995. Although no hydrocarbon potential was found in the Ordovician Carbonates, and although the well was drilled on the edge of the shallow structure, oil was found in the Lower
Minghuazhen, proving this shallower section to be productive upthrown to the Zhao Bei fault system. Drill-stem testing, with perforations at 4,185 to 4,205 feet, confirmed hydrocarbons with an initial rate of 1,330 BOPD. The net pay for this zone was 20 feet.

      Although the D-1 was designed primarily to test deeper Paleozoic objectives, from 3,523 to 6,268 feet it yielded another 15 sands ranging in age from Pliocene Minghuazhen to Permian with hydrocarbon shows in mudlogs and/or sidewall cores. One Permian sand tested water with a trace of 30 gravity oil; one Minghuazhen sand tested water with 2% oil.

      Located on the eastern edge of the C-D structural complex, the D-1 was not optimally placed to explore the shallower hydrocarbon-containing sands. But the fact that it tested 1,330 BOPD from one sand, tested water with smaller amounts of oil from two other sands, and had shows in numerous additional sands, suggests proximity to the limits of a significant oil accumulation. Accordingly, the D-2 well, discussed under "1996 Drilling," below, was designed to appraise the D-1 discovery at a much higher structural position. See also the discussion, immediately below, of a parallel relationship between and among the C-3, C-2, and C-1 wells.

      Zhao Dong C-3. Although scheduled to be drilled to 5,004 feet, this appraisal well, drilled in July 1995, reached a total depth of 6,773 feet. Analysis of geological information during drilling had shown that the C-3 was structurally higher than both the C-1 and C-2, and so drilling continued to test the Shahejie Formation until, at approximately 6,595 feet, the Zhao Bei fault was crossed. Eight different sands had drill-stem tests; seven were found to be productive, as compared to only three and two for the C-2 and C-1. (The C-1 and C-2 did however have oil shows in several sands found to be productive in the C-3.) Cumulative rate potential was 5,830 BOPD and 460 Mcfpd of gas; one Shahejie sand tested oil at 1,356 BOPD until water production began. (Initial analysis indicates the water was coned due to pressure draw-down during testing.) Total net pay for the zones tested was 143 feet.

     The C-3 thus indicates that Shahejie Formation sands are oil productive with significant appraisal and exploration potential, both in the C-D Field and over much of the as yet undrilled portion of the Zhao Dong Block. Initial seismic stratigraphic analysis indicates additional lacustrine fan systems could be present downdip.

      1996 Drilling
      -------------

      Zhao Dong D-2. Spudded in November 1996, the D-2 appraisal well was designed to test the Minghuazhen (Pliocene) and Guantao (Miocene) sands upthrown to the Zhao Bei fault system, as well as the Shahejie (Oligocene) Formation downthrown to a bifurcated fault of the same fault system. It was drilled to a measured depth of 7,501 feet (6,180 feet true vertical depth), on an upthrown fault closure approximately 1.5 km. west of and structurally higher than the D-1 discovery well.

      Five intervals (six drill-stem tests) from perforations at 3,285 to 5,445 feet (3,277 to 4,950 feet true vertical depth) tested at a combined rate of 11,571 BOPD, confirming the lateral productivity of several sands previously seen productive and, in the Guantao Formation, establishing production in several new sands. This well also demonstrated much higher initial flow rates without the need for artificial lift, one zone flowing 4,370 BOPD with 774 Mcfpd of gas, and a second zone flowing 2,471 BOPD with 168 Mcfpd of gas.

     Sands seen productive in this well appear to be present over the entire area, adding significantly to the overall potential of the C-D Field as well as the rest of the Zhao Dong Block. Total net pay for the zones tested was 243 feet.

      1997 Drilling
      -------------

      Zhao Dong F-1. Planned as an exploratory well to fulfill Phase I drilling commitments, the F-1 was designed to test an 1,800+ foot thick section of the Shahejie Formation on a four-way dip structural closure. This exploratory well was spudded in October 1996 and directionally drilled, from a drill pad built at the shoreline, to a measured depth of 14,501 feet (10,968 true vertical depth). Severe mechanical problems prevented the well from being fully evaluated, and two sidetrack attempts were unsuccessful. Drilling operations under a turnkey contract have been abandoned. A number of Shahejie sands were encountered, with some apparent oil shows.

      Zhao Dong D-3. The second appraisal well for the D-1 discovery, and located approximately 1 km. north of the D-1, the D-3 was spudded in June 1997 and drilled to a depth of 5,740 feet. Although no drill-stem tests were performed (since the data collected were sufficient to confirm the productive nature of the reservoirs and since the rig was needed to drill the C-4 Well), using wireline tools, oil was recovered from several sands, most of which had tested oil in the D-2 and D-1 wells, as well as from three new productive sands for the "D" segment. Total net pay for the productive zone was 89 feet. The D-3 Well thus solidified structural interpretation and confirmed productive areas.

      Zhao Dong C-4. An exploratory well designed to test Pre-Tertiary and Shahejie Formations, the C-4 was spudded in July 1997, on a separate structure approximately 2 kms. northeast of the C-1, and was drilled to a depth of 8,993 feet. Eight zones tested at a combined rate of 15,349 BOPD, 6,107 Mcfpd of gas, and 14 barrels of condensate per day. Total net pay for the zones tested was 209 feet.

      The  C-4  proved the presence and productivity of  multiple
Oligocene Age Shahejie sands on the Zhao Dong Block's northern portion. The C-4 also found multiple high-quality Cretaceous and Jurassic sands, not encountered in previous drilling, present and productive, indicating that such sands may be present and prospective elsewhere. Significantly, the Shahejie, Cretaceous and Jurassic sands contained higher gravity oil (28 to 38 degree
API) and more gas, indicating higher reservoir energy than previously encountered. All zones tested exhibited natural flow.

     Exploration Potential
     ---------------------

      Reconnaissance seismic surveys on the Zhao Dong Block have led the Company's independent petroleum engineers to identify, in addition to the C-D Field and the C-4 discovery, twenty-six prospective areas with exploratory potential. Seismic data over these prospective areas have been analyzed and the potential reserves are being evaluated.

     Future Drilling Plans
     ---------------------

      The Company, Apache, and CNODC have approved a five-well drilling program for 1998, which will include an appraisal well to appraise the C-4 discovery and four exploratory wells, at least two of which will be in the "C" and "D" segments.

     Development Plans
     -----------------

      The C-D Field was discovered by the drilling of the C-1 and D-1 Wells. The Field has been appraised by the C-2, C-2-2, C-2-2 sidetrack, C-3, D-2, and D-3 Wells. On the basis of the calculated reserves, Apache and XCL have prepared an Overall Development Plan ("ODP") for the Field. The ODP presently projects the drilling of 45 wells, of which 32 are producers, 8 are water injection wells for the purpose of reservoir pressure maintenance to achieve higher levels of recovery of ultimate reserves and 5 are water disposal wells. The ODP has been approved by the Joint Management Committee ("JMC"), which oversees operations on the Zhao Dong Block, has been approved by CNPC subject to certain modifications that XCL and Apache are studying, and has been approved by the State Planning Commission. CNODC has given notice that it will participate as to its full 51% share in the C-D Field.

      XCL, Apache and CNODC are currently collaborating on engineering studies to refine the ODP, both to reduce capital commitments for development and to accelerate production. It is expected that these studies will assist the parties in determining the most efficient method for development, including the practicability of beginning production before all development operations have been completed. The Company has been informed by CNODC that they desire that production on the Zhao Dong Block begin in 1998 and the parties are assessing how and whether that would be commercially feasible. Initial results indicate that 1998 production is possible and the Company, Apache and CNODC have decided to attempt to commence initial production in 1998.

      XCL's current estimate (which is subject to revision as the project moves forward) of the costs to develop the reserves in the C-D Field that are identified in the ODP by the Operator (which are higher than XCL's reserves) is approximately $185 million (of which XCL's share would be approximately $45.3 million). This is less than amounts projected earlier by the Operator in the original ODP in part because of the initial inclusion in the ODP estimates of large contingencies, which all parties believe are too high. In addition, cost reductions are expected in part based on design changes that would eliminate one drilling platform and one production platform from the ODP. While formal Chinese approval for these changes has not yet been obtained, all parties believe that such approval can be secured. Further, cost reductions are expected as a result of preliminary bids that suggest that cost estimates in the ODP have been too high. Cost reductions from the Operator's projections are also based on the assumption that if the project moves forward with dispatch, the current weakness of certain Asian currencies could result in substantial reductions in the costs of steel and fabrication for the project.

      The revised ODP design anticipates that once production and loading facilities have been installed in the field, wells will be placed on production as they are drilled. In this case, cash flow from this production would be available to fund part of XCL's capital requirements for the development of the C-D Field. The Company's financial plans include the use of such cash flow as part of the Company's source of funds.

      Production tests of the C-4 Well, announced by XCL on October 7, 1997, indicate a combined daily rate from 8 zones of 15,359 barrels per day, and 6,107 Mcf of gas, plus a ninth zone daily rate of 4,600 Mcf and 14 barrels of condensate. This well suggests a new field discovery on the Zhao Dong Block. CNODC, XCL, and Apache have agreed to drill a well early in 1998 to appraise the C-4 Well. If this proves successful, early production from the two initial wells in the C-4 Well area may begin in late 1998; initial feasibility studies indicate that this is possible. The capital costs attributable to such early production are not included in the 1998 work program and budget. Successful appraisal of the C-4 Well could also cause XCL and Apache to move promptly toward development of this area.

     The Contract
     ------------

       The Company acquired the rights to the exploration, development and production of the Zhao Dong Block by executing a Production Sharing Agreement with CNODC, a Chinese state enterprise, effective May 1, 1993 (the "Contract"). The Contract includes the following terms:

      The Foreign Contractor (the Company and Apache as a group, working through a participation agreement) must pay for all exploration costs. If a commercial discovery is made and if CNODC exercises its option to participate, development and operating costs and allocable remainder oil and gas production are shared up to 51% by CNODC and the remainder by the Foreign Contractor.

       The work under the Contract is divided into three categories, Exploration, Development and Production. Exploration, Development and Production operations can occur concurrently on different areas of the Zhao Dong Block. The
Contract is not to continue beyond 30 consecutive years. All exploration work must be completed during the Exploration Period (which expires April 30, 2000). The Production Period for each oil field covered by the Contract is 15 years, starting with the date of first commercial production for that field.

     Exploration Period
     ------------------

      Work performed and expenses incurred during this period, consisting of three phases totaling seven contract years and beginning as of May 1, 1993, are the exclusive responsibility of the Foreign Contractor. The Contract mandates certain minimal requirements for drilling, seismic and expenditures during each phase of the Exploration Period. The Foreign Contractor has elected to enter the third exploration phase (expiring April 30,
2000). The Foreign Contractor is required to drill exploratory wells prior to the expiration of the Exploration Period. The minimum work requirements for seismic and the minimum expenditures for the balance of the Contract have been met.

     Development Period
     ------------------

      The Development Period for any field discovered during the Exploration Period commences on the date the requisite Chinese governmental authority approves the development plan for an oil and/or gas field. The C-D Field is now in the Development Period.

     Production Period
     -----------------

      The Production Period for any oil and/or gas field covered by the Contract (the "Contract Area") will be 15 consecutive years (each of 12 months), commencing for each such field on the date of commencement of commercial production (as determined under the terms of the Contract). However, prior to the Production Period, and during the Development Period, oil and/or gas may be produced and sold during a long-term testing period.

     Relinquishment
     --------------

      The Company expects that no relinquishment will be required until Exploration Phase 3 has been concluded. After April 30, 2000, the portions of the Contract area, not including areas in which development and/or production activities have been undertaken, must be relinquished.

     Termination of the Contract
     ---------------------------

      The Contract may be terminated by the Foreign Contractor at the end of each phase of the Exploration Period, without further obligation. The parties have elected to go into the third phase of the Exploration Period.

     Post-Production Operating and Exploration Costs
     -----------------------------------------------

      After commercial production has begun, the operating costs incurred in any given calendar year for an oil field shall be recovered in kind from 60% of that year's oil production. After recovery of operating costs, the 60% is applied to exploration costs. Unrecovered operating and exploration costs shall be carried forward.

      After recovery of operating and exploration costs for any field, development costs shall be recovered by the Foreign
Contractor and CNODC from 60% of the remaining oil production, plus deemed interest at 9% per annum.

     Natural gas shall be allocated according to the same general principles, but in order to ensure reasonable benefit for the Foreign Contractor, the allocation percentages shall be adjusted in the light of actual economic conditions.

      Annual gross production ("AGP") of each oil and gas field shall be allocated in kind in the following sequences and percentages:

     (1) 5 percent of AGP shall be allocated to pay Chinese taxes.

      (2) The Chinese government shall receive a sliding scale royalty, determined on a field by field basis, calculated as follows (as amended by the Ministry and State Taxation Bureau, effective January 1, 1995):

          METRIC TONS OF ANNUAL
          CRUDE OIL PRODUCTION               ROYALTY RATE
          --------------------               ------------
          (One metric ton is roughly equivalent to seven barrels of crude oil.)

          Up to and including 1,000,000...........  Zero
          1,000,000 to 1,500,000..................  4%
          1,500,000 to 2,000,000..................  6%
          2,000,000 to 3,000,000..................  8%
          3,000,000 to 4,000,000..................  10%
          Over 4,000,000..........................  12.5%

     (3) 60% of AGP shall be deemed "cost recovery oil" and used for cost recovery, first of operating costs, and second for exploration and development costs (including deemed interest). Cost recovery oil shall not be reduced by any royalty due the Chinese government.

       (4) After recovery of operating, exploration, and development costs (including deemed interest), the remainder of AGP shall be considered "remainder oil," which shall then be further divided into "allocable remainder oil" and "Chinese share oil." Allocable remainder oil shall be calculated for each field, based upon a sliding scale formula applied to each such field's annual production, and shall be shared by the parties in proportion to their respective interests under the Contract. All oil remaining after the above allocations shall be designated
Chinese share oil and allocated to CNODC or other Chinese government designee.

     Administration of the Contract; Arbitration
     -------------------------------------------

      The Contract is administered by the JMC, consisting of an equal number of representatives designated by CNODC and by the Foreign Contractor. Disputes must be resolved, first through negotiation, and then arbitration (though CNODC may have the right to seek resolution in Chinese courts). CNODC has not waived sovereign immunity in any proceedings commenced in China.

     If accepted by the parties, arbitration will be conducted by the China International Economic and Trade Commission under its provisional rules. If that is not accepted by the parties, disputes may be arbitrated by a panel of three arbitrators, each party to appoint one and the third appointed by the two thus chosen or, failing such appointment, by the Arbitration Institute of the Stockholm (Sweden) Chamber of Commerce. Arbitration shall be conducted under the rules of the UN Commission on International Trade Law of 1976 (subject however to such rules as expressly provided in the Contract). Awards shall be final and binding on the parties.

     The Contract is governed by Chinese law.

Apache Farmout
--------------

      In March 1994, by means of a participation agreement ("Participation Agreement"), the Company farmed out a one-third interest in the Foreign Contractor's interest in the Zhao Dong Block to Apache in exchange for certain cash payments and Apache's agreement to assume its pro rata share of expenditures and liabilities with respect to exploration and development. As required by the Participation Agreement, in June 1994, Apache and the Company entered into a Joint Operating Agreement (the
"Operating Agreement'). To further reduce the Company's exploration capital requirements and accelerate the development of the Zhao Dong Block, the Company and Apache entered into an agreement on May 10, 1995 (the "Second Participation Agreement") pursuant to which Apache increased its interest in the Contract to 50% of the Foreign Contractor's interest and assumed operatorship, obligating itself to pay 100% of the costs of drilling and testing four exploratory wells (the "Carried Wells") on the Zhao Dong Block. The drilling and testing of the C-3, D-1, D-2 and F-1 wells will satisfy the obligations regarding the four Carried Wells. All of these wells have been drilled and tested with the exception of the F-1 Well, drilling operations on which have been abandoned. The Company does not believe that such operations on the F-1 Well to date satisfy Apache's obligations to deliver a fourth Carried Well. The amounts advanced by Apache for the Company's share of the Carried Wells are recoverable from a portion of the Company's share of cost recovery revenues from the Zhao Dong Block. In addition, Apache obligated itself to pay the Company 16.667% of the value of the recoverable proved reserves attributable to the portion of the Zhao Dong Block delineated by the drilling of the C-1 and C-2 and C-3 wells, the combined area designated in the agreement as the "C Field," all as agreed to by the Company and Apache in the Second
Participation Agreement. Payment for this purchase will be computed in accordance with evaluation methodology as set forth in the Second Participation Agreement and made to the Company from time to time as each segment of the field is placed on production.

      In consideration of the above described payments, Apache assumed operatorship of the Zhao Dong Block and increased its interest from 33.33% to 50% of the Foreign Contractor's share. All future exploration expenditures in excess of the Carried Wells will be borne 50% each by the Company and Apache. Under the Operating Agreement, approval of a successor operator requires the vote of not less than 55% of the Foreign Contractor's interest; if the operator reduces its participating interest to less than 25%, a committee established under the Operating Agreement comprised of Apache and XCL (the "Operating Committee") shall vote on whether a successor operator should be named. The appointment of a successor or replacement operator requires government approval. CNODC has the right to become operator of production operations in certain circumstances described in the Contract.

      All work under the Contract must be pursuant to a work program and budget approved by the JMC. Each year, the Operating Committee must submit a proposed work program and budget to the JMC. Operating Committee approval of this work program and budget requires the vote of not less than 55% of the Foreign Contractor's interest. If 55% of the Foreign Contractor's interest does not vote in favor of a proposed work program and budget, the operator must submit the minimum work program and budget necessary to meet the contractual obligations of the Foreign Contractor under the Contract.

       Under   the  Participation  Agreement  and  the  Operating
Agreement, Apache and the Company each has a right of first refusal with respect to any sale or transfer of interest in the Foreign Contractor's share of the Contract. In addition, under the Participation Agreement Apache and the Company each has a right of first refusal with respect to the sale of 50% or more of outstanding voting capital stock of their respective subsidiaries party to the Contract and the Participation Agreement. In addition, each party has the option to purchase the other party's interest in the Contract upon the occurrence of certain "option events." Option events include the failure more than twice in one year to pay sums due under the Operating Agreement, after receiving written notice of default and failing to cure within any applicable cure period provided by the Operating Agreement
(if nonpayment is the subject of dispute and arbitration under the Operating Agreement, it does not constitute a "failure to pay" until an arbitral decision is rendered against the nonpayor), the inability of a party to pay its debts as they fall due or a final unappealable order by a court of competent jurisdiction liquidating the party or appointing a receiver to take possession of all of the party's assets, the transfer of more than 49% of the voting shares of the Apache subsidiary holding Apache's interest in the Zhao Dong Block or XCL-China, Ltd. ("XCL-China"), the XCL subsidiary holding XCL's interest in the Zhao Dong Block, by their respective parents, or certain other defaults under the Operating Agreement or the Contract. The consideration to be paid on the exercise of the option to purchase is the fair market value of the interest assigned. If the parties cannot agree on the fair market value of the interest, it is to be determined by arbitration. This option runs only to the benefit of Apache and XCL-China and may not be transferred by either of them to any third party.


United/XCL Lube Oil Joint Venture
---------------------------------

      On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and in southeast Asian markets. The joint venture has a 30-year life unless extended. The registered capital of the joint venture is $4.9 million, with the Company to contribute $2.4 million for its 49% interest, the last installment of which was paid in late 1997. As its investment for 51% of the stock, the Chinese contributed an existing lubricating oil blending plant in Langfang, China, with a Chinese government appraised value of $2.5 million. The registration of the joint venture was approved by Chinese authorities and the effective date of the joint venture is January 1, 1998. In a letter of intent executed contemporaneously with the contract, the parties have agreed to consider the feasibility of (i) contributing to the joint venture a second existing plant in southwest China and (ii) other projects, including constructing oil terminals on the north and south coasts of China and engaging in upgrading certain existing refineries within China.

      The Langfang plant is located 50 km. southeast of Beijing. The facility is built on a 10-acre site and has been evaluated on the basis of U.S. Gulf Coast costs at a replacement value of $7.0 million, without taking into account the land value. The plant currently produces and markets approximately 5,000 metric tons of lube oil per year. Approximately $1.5 million of the Company's investment has been allocated to the physical upgrading of the facility, including the installation of automated filling lines and packaging systems. Upon completion of the upgrading, the plant's production capacity will be approximately 20,000 metric tons per year, assuming one eight hour shift, five days per week. Additional capacity will be available by adding shifts and expanding the work week. Further capital improvements estimated to cost $15 million could increase capacity to approximately 100,000 metric tons per year.

     It is the Company's opinion that an essential element to the success of the lube oil business in China will be the ability to distribute the product. In order to assure adequate distribution of the joint venture's products, the Company has entered into a memorandum of understanding with the Coal Ministry in China which is expected to be reduced to a formal distribution contract. The Coal Ministry operates 125 major integrated distribution centers throughout China and the Company expects to market the joint venture's products through this system.

Coalbed Methane Project
-----------------------

     On March 31, 1995, the Company signed an agreement with the CNACG, pursuant to which the parties will commence cooperation for the exploration and development of coalbed methane in two areas in China. During the study period contemplated by the agreement, the Company will evaluate the properties, after which the parties are expected to enter into a comprehensive agreement as to the specifically designated areas, which may provide the basis for coalbed methane development in other areas of China.
On December 14, 1995, the Company signed a Memorandum of Understanding with CNACG to develop a contract for exploration, development and utilization of coalbed methane in the two areas. The March 31, 1995 agreement expired by its terms on December 31, 1996; however, the Company has been informally advised that CNACG will extend the term of the agreement.

Domestic Properties
-------------------

     U.S. Exploration and Production Activities. The Company has sold substantially all of its U.S. producing properties except for an interest in the Berry R. Cox Field (the "Cox Field") in South Texas and is seeking to sell or joint venture its interest in that property. The Company holds a 60% to 100% working interest in 1,265 acres in this field on which there are four producing wells (3.45 net wells). During 1996, litigation was instituted against the Company in connection with the Cox Field which has effectively impeded the Company's ability to consummate a sale of such property. Upon resolution of the litigation, the Company will continue its efforts to divest itself of these properties.

     Lutcher Moore Tract. The Company holds, in partnership with one of its subsidiaries, a fee interest in a 62,500 acre undeveloped tract of Louisiana fee property located in Ascension, St. James and St. John the Baptist Parishes, Louisiana (the "Lutcher Moore Tract"). Expressions of interest to purchase the property have been received from several parties and the Company is presently evaluating such proposals with the intent to sell the property. The Company is also evaluating the possibility of developing the property into a source of wetland mitigation credits. In connection with the acquisition of the Lutcher Moore Tract, the Company's indirect ownership of such tract is subject to a first mortgage, with a current principal balance of approximately $2.0 million, and a number of sellers' notes, with an aggregate current principal balance of approximately $0.5 million (collectively, the "Lutcher Moore Debt"). Recourse by the holder of the first mortgage and the holders of the sellers' notes is limited to the Lutcher Moore Tract, with neither the Company nor its wholly-owned subsidiaries, XCL-Land Ltd. and The Exploration Company of Louisiana, Inc., liable for the debt.

Oil and Gas Reserves
--------------------

       Based   on  the  wells  drilled  to  date,  the  Company's
independent  engineering  firm, H.J. Gruy  and  Associates,  Inc.
("Gruy"),   has projected gross proved undeveloped  reserves  for
the segments of the C-D Field drilled to date of 46.26 million barrels of recoverable oil. CNODC has exercised its option to pay 51% of all development costs and receive 51% of oil production. Consequently, the Company's net interest in such proved undeveloped reserves is estimated to be approximately
11.76 million barrels of oil with a PV-10 of $62.5 million as of January 1, 1998. The Company believes that the C-D Field and the
remainder  of  the  Zhao  Dong  Block  hold  the  potential   for
additional significant increases in oil reserves. See "Certain Risk Factors Relating to the Oil and Gas Industry -- Reliance on Estimates of Proved Reserves and Future Net Revenues."


Production, Sales and Cost Data
-------------------------------

     The following table sets forth certain information regarding the production volumes, revenues, average prices received and average production costs associated with the Company's sale of oil and gas from properties held for sale for the periods indicated.

                                Year Ended December 31,
                                -----------------------
                                1997     1996     1995
                                ----     ----     ----
Net Production: (a)
   Gas (MMcf)......               72      467    1,474
   Oil (MBbl)......                4        9       19
   Gas equivalent (MMcfe)         95      522    1,588

Oil and gas sales ($ in 000's)(b)
   Gas....................    $  166   $  955  $ 1,953
   Oil and other..........        70      181      527
                               -----    -----   ------
     Total oil and gas sales  $  236   $1,136  $ 2,480
                               =====    =====   ======

Average sales price:
   Gas ($ per Mcf)..........        2.28     1.84     1.33
   Oil ($ per Bbl)..........       18.34    19.80    19.58
   Gas equivalent ($ per Mcfe)      2.47     2.18     1.56

Oil and gas costs ($ per Mcfe):
   Production expenses and taxes    2.41     0.74     0.71
   Depreciation, depletion and
    amortization  of oil and gas
     properties                     0.81     0.96     1.23
     ________________
     (a)  Excludes gas consumed in operations.
     (b) Includes plant products recovered from treating and processing operations.

      The following table shows the 1997 production of oil and natural gas liquids and natural gas by major fields. All of the Company's net production was attributable to the Cox Field and the Frenier Field (on the Lutcher Moore Tract).

                                   1997 Net Production
                                   -------------------
                                   (MBbls)     (MMcf)
                                   ------      -------
Field                              Oil  %      Gas   %
-----                              --- ---     ---  ---
Cox Field......................    --   --     72   100
Frenier Field..................     4  100     --    --

Oil and Gas Acreage
-------------------

      The oil and gas acreage in which the Company has leasehold or other contractual interest at December 31, 1997, and which are not classified as assets held for sale are summarized in the following table. "Gross" acres are the total number of acres subject to the Contract. "Net" acres are gross acres multiplied by the Company's fractional share of the costs of production before CNODC's reversionary interest.

                                       Undeveloped
                                     ----------------
                                     Gross      Net
                                     -----     ------
 The People's Republic of China      48,677    24,338


Drilling Activity
-----------------

      The following tables set forth wells drilled by the Company in the periods indicated.

                            Year Ended December 31,
                        1997           1996           1995
                    -----------    -----------    -----------
United States       Gross   Net    Gross   Net    Gross   Net
-------------       -----   ---    -----   ---    -----   ---
Exploratory:
    Productive        --     --       --    --      --     --
    Nonproductive     --     --       --    --      --     --
                   -----   ----     ----   ---    ----    ---
         Total        --     --       --    --      --     --

Development:
   Productive         --     --       --    --       1     .2
   Nonproductive      --     --       --    --      --     --
                   -----   ----     ----  ----    ----   ----
        Total         --     --       --   --        1     .2

                                             Year Ended December 31,
                                       1997           1996           1995 (a)
                                   -----------    -----------    -------------
The People's Republic of China     Gross   Net    Gross   Net    Gross     Net
------------------------------     -----   ---    -----   ---    -----     ---
Exploratory:
    Productive                         2   1.0        1    .5        2     1.0
    Nonproductive                      1   0.5       --    --        1      .5
                                    ----   ---      ----  ----     ---     ----
         Total                         3   1.5        1    .5        3     1.5

Development:
   Productive                         --    --       --    --       --      --
   Nonproductive                      --    --       --    --       --      --
                                    ----  ----     ----   ----    ----     ----
      Total                           --    --       --    --       --      --
____________
(a)    Pursuant  to the Second Participation Agreement dated  May
      10, 1995, between XCL and Apache, Apache's interest in the Zhao Dong Block was increased from 33% to 50% of the Foreign Contractor's interest.

Producing Well Data
-------------------

      At  December  31,  1997, the Company  had  interests  in  4 producing gas wells (3.45 net) in the Cox Field, which are included in assets held for sale.

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

      The Company's stock of its major subsidiary, XCL-China, has been pledged to the holders of the Company's 13.5% Senior Secured Notes due May 1, 2004 (the "Notes"). Under the Participation Agreement between the Company and Apache, each of the Company and Apache has a right of first refusal with respect to (i) any sale or transfer of interest in the Foreign Contractor's share of the Contract and (ii) any sale of 50% or more of the outstanding voting capital stock of the other's subsidiary party to the Contract and the Participation Agreement. Absent a waiver from Apache, foreclosure on the shares of XCL-China pledged to secure the Notes could trigger one of these rights.


Markets
--------

      Substantially all of the Company's 1997 gas production from the Cox Field was dedicated to MidCon Texas Pipeline Corp. under contracts dated May 1, 1991, as amended.

      With respect to China, under the terms of the Contract, the Company has both the right and obligation in each calendar quarter to take and separately dispose of its share of oil produced at the Zhao Dong Block. However, the Company shall not deliver its oil to prohibited destinations, which are those that infringe on the political interests of China. During 1994, China became a net importer of oil, therefore the Company believes it can sell its share of oil produced in China at world market prices. Additionally, the oil to be produced from the C-D Field area is ideally suited for lubrication oil feed stock. The Company's lubrication oil joint venture gives the Company certain rights to market lubrication oil and lubrication oil feed stock within and without China. Through the lubrication joint venture the Company expects to receive a premium for its share of the oil produced from the C-D Field.

Competition
-----------

      The oil and gas industry is competitive in all phases, both domestic and internationally. In pursuing its growth strategy of expanding its participation in the Chinese energy industry, the Company is in competition with the "major" integrated oil companies, national oil companies and other independent oil companies. Although many of these competitors have financial resources greater than those of the Company, management believes, based upon its accomplishments to date, that the Company is positioned to continue to compete effectively.

Certain Risk Factors Relating to the Company and the Oil and Gas
Industry
----------------------------------------------------------------

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

     High Degree of Leverage
     -----------------------

       The   Company  is  currently  highly  leveraged.    Future
operations will be significantly affected by its level of indebtedness. Much of its cash flow from operations will be dedicated to interest payments. Large amounts of money will be required to continue its operations in China. Covenants in the Indenture governing the Notes (the "Indenture") require the Company to meet certain financial tests and limit the Company's ability to dispose of assets or to borrow additional funds. These covenants may affect the Company's business flexibility, and could possibly limit acquisition activity.

      The Company's ability to meet its debt service obligations and to reduce its indebtedness will depend upon its future performance. This, in turn, will depend upon successful completion of the activities called for in the ODP, the Company's access to additional capital, general economic conditions, as well as on financial, business, and other factors, many of which are beyond the Company's control.

     Restrictions Imposed by Terms of the Company's Indebtedness
     -----------------------------------------------------------

      The Indenture restricts, among other things, the Company's ability to incur additional debt, incur liens, pay dividends, or make certain other restricted payments. It also limits the Company's ability to consummate certain asset sales, enter into certain transactions with affiliates, enter into mergers or consolidations, or dispose of substantially all the Company's assets. The Company's ability to comply with such covenants may be affected by events beyond its control. The breach of any of these covenants could result in a default. A default could allow holders of the Notes to declare all amounts outstanding and accrued interest immediately due and payable. Absent such payment, the holders could proceed against any collateral granted to them to secure such indebtedness, which includes all of the stock of the Company's principal operating subsidiary, XCL-China, which has guaranteed such indebtedness. A foreclosure on the stock of XCL-China could trigger Apache's right of first refusal under the Participation Agreement to purchase such stock or its option to purchase the Company's interest in the Contract. There can be no assurance that the assets of the Company and XCL-China (a "Subsidiary Guarantor"), or any other Subsidiary Guarantors would be sufficient to fully repay the Notes and the Company's other indebtedness.

     Oil and Gas Properties; Capital Expenditures
     --------------------------------------------

      The Company's total reserves, as of December 31, 1997, were all classified as proved and unevaluated, on a BOE basis. Recovery of such reserves will require both significant capital expenditures and successful drilling, completion and production operations. The Company will also have additional capital expenditures for exploration activity on the Zhao Dong Block.

      The Company plans to generate the additional cash needed through the sale or financing of its domestic assets held for sale and the completion of additional equity, debt or joint venture transactions. There is no assurance, however, that the Company will be able to sell or finance its assets held for sale or to complete other transactions in the future at commercially reasonable terms, if at all, or that it will be able to meet its future contractual obligations. If production from the oil and gas properties commences in late 1998 or the first half of 1999, as anticipated, the Company's proportionate share of the related cash flow will be available to help satisfy cash requirements. However, there is likewise no assurance that such development will be successful and production will commence, and that such cash flow will be available.

     Foreign Operations
     ------------------

      The Company's future operations and earnings will depend upon the results of the Company's operations in China. If these operations are not successful, the Company's financial position, results of operations and cash flows will suffer greatly.

      The success of the Company's operations is subject to many matters beyond management's control, like general and regional economic conditions, prices for crude oil and natural gas, competition, and changes in regulation. Also, since the Company is dependent on international operations, specifically those in China, it will be subject to various additional political, economic and other uncertainties. The Company's operations will be subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; and changing taxation policies, foreign exchange restrictions, political conditions, and governmental regulations.

      The United States government has publicly criticized China from time to time with respect to various matters. The Company cannot predict whether political developments like these will adversely affect the Company's Chinese operations. The Company believes that neither the Chinese nor the U.S. government wants to impair U.S.- Chinese commercial relations. The Company has excellent relations with Chinese governmental authorities in charge of the development of China's energy resources.

      In recent months there have been substantial disruptions in several Asian financial markets and many Asian currencies have undergone significant devaluations. These events can be expected to have negative near, and possibly long term, effects on the flow of investment capital into and out of Asian denominated assets. As of this time, China has been largely unaffected by these events. However, it is impossible to predict the ultimate outcome of these events and their possible negative effect on the Company's investments in China.

  Reliance  on  Estimates  of  Proved  Reserves  and  Future  Net
  ---------------------------------------------------------------
  Revenues
  --------

      The reserve data included in this report are only estimates and may not prove to be correct. In addition, estimates of future net revenue from proved reserves are also estimates that may not prove to be correct. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the PV-10 thereof for the crude oil and natural gas properties described in this report are based on the assumption that the Zhao Dong Block is developed in accordance with the ODP, modified to accelerate production and reduce costs, and that future crude oil prices for production from the Zhao Dong Block remain at the levels assumed for December 31, 1997. These assumptions include an assumption that the Company will receive a premium for the C-D Field oil because of its potential for use as a lubricating oil base stock, the Company's 49% ownership in the CNPC lubricating oil joint venture and the Company's right under the joint venture to market both lubricating oil and lubrication oil feed stock. These assumptions may prove to be inaccurate.

     Reserve Value Ceiling Test
     --------------------------

      Under the SEC's full cost accounting rules, the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under such rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties as adjusted for related tax effects and deferred tax liabilities. Application of this rule generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. If a write-down is required, the charge to earnings does not impact cash flow from operating activities. As unproved properties become evaluated, their costs will be reclassified to proved and evaluated properties, and any associated future revenue will be included in the calculation of the present value of the Company's proved reserves. Costs in excess of the present value of added reserves, or any material reductions in the net future revenues from oil and gas reserves resulting from such factors as lower prices or downward revisions in estimates of reserve quantities, causes a charge for a full cost ceiling impairment, absent offsetting improvements.

     Depletion of Reserves
     ---------------------

    The rate of production from crude oil and natural gas properties declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves, conducts successful exploration and development activities or, through engineering studies, identifies additional behind-pipe zones or secondary recovery reserves, the proved reserves of the Company will decline as reserves are produced. Future crude oil and natural gas production is therefore highly dependent upon the Company's level of success in acquiring or finding additional reserves.

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

      Government Regulation
      ---------------------

    The Company's business is subject to certain Chinese and United States federal, state, and local laws and regulations relating to the exploration for and development, production and marketing of crude oil and natural gas, as well as environmental and safety matters. In addition, the Chinese government regulates various aspects of foreign company operations in China. Such laws and regulations have generally become more stringent in recent years in the United States, often imposing greater liability on a larger number of potentially responsible parties. It is not unreasonable to expect that the same trend will be encountered in China. Because the requirements imposed by such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance. There is no assurance that laws and regulations enacted in the future will not adversely affect the Company's financial condition and results of operations.

     History of Losses
     -----------------

    The Company has experienced recurring losses. For the years ended December 31, 1993, 1994, 1995, 1996 and 1997, the Company
recorded net losses of approximately $15.2 million, $36.6 million, $87.8 million, $12.1 million and $14 million, respectively. See "Selected Financial Data." There can be no assurance that the Company will be profitable in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.

       Limitations  on  the  Availability of  the  Company's  Net
Operating Loss Carryforwards

     The Company has incurred net operating loss ("NOL") carryforwards as at December 31, 1997 of $183 million. Use of the NOLs by the Company are subject to limitations under Section 382 of the Internal Revenue Code. The various stock offerings made by the Company may have triggered those limits. Also uncertainties as to the future use of the NOLs exist under the criteria set forth in Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes." The Company established a valuation allowance of $81.1 million and $83.6 million for deferred tax assets at December 31, 1996 and 1997, respectively.

     Dependence on Key Personnel
     ---------------------------

      The Company depends to a large extent on Marsden W. Miller, Jr., its Chairman of the Board and Chief Executive Officer, for its management and business and financial contacts in China and its relationship with Chinese authorities. See "Management." The unavailability of Mr. Miller would have a material adverse effect on the Company's business. The Company's success is also dependent upon its ability to retain skilled technical personnel. While the Company has not to date experienced difficulties in employing or retaining such personnel, its failure to do so in the future could adversely affect its business. The Company does not maintain key man life insurance on any of its executives or other personnel.

Employees
---------

       The Company currently employs a total of 23 people (including executive officers). None of the employees of the
Company  or  its  affiliates  have employment  contracts  or  are represented by collective bargaining agreements. The Company considers its relationship with employees to be satisfactory.

Item 3.   Legal Proceedings.
---------------------------

      During December 1993, the Company and two of its wholly-owned subsidiaries, XCL-Texas, Inc. and XCL Acquisitions, Inc., were sued in separate lawsuits entitled Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana versus The Exploration Company of Louisiana, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-
5449); Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana versus XCL-Texas, Incorporated (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5450); and Ralph Slaughter, Secretary, Department of Revenue and Taxation vs. XCL Acquisitions, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5337) by the Louisiana Department of Revenue for Louisiana State corporate franchise and income taxes for the 1987 through 1991 fiscal years in an aggregate amount of approximately $2.2 million. Statutory interest at the rate of 15% per annum on the principal will continue to accrue from September 1, 1993 until paid. The Louisiana Department of Revenue has also assessed additional
Louisiana State franchise tax against the Company and/or XCL Acquisitions, Inc. for the tax years 1991 through 1996 and additional income tax against XCL Acquisitions, Inc. for the tax years 1991 and 1995 on the same basis as those set forth in the lawsuits. The Company protested the assessments and small adjustments were made by the Department of Revenue. The additional income tax assessment for the 1991 and 1995 tax years is $89,688 and the additional franchise tax assessment for the tax years 1991 through 1996 totals $1.6 million plus statutory interest of 15% per annum from the due date until paid and penalties not to exceed 25% of the total tax due. The Company believes that these assessments have been adequately provided for in the consolidated financial statements. The Company has filed answers to each of these suits and intends to defend them vigorously. The Company intends to continue to protest the assessments. The Company believes that it has meritorious defenses and has instructed its counsel to contest these claims.

      On July 26, 1996, three lawsuits were filed against XCL-Texas, Inc., a wholly-owned subsidiary of the Company, entitled Stroman Ranch Company Ltd., el al. v. XCL-Texas, Inc. (229th Judicial District, Jim Hogg County, Texas, Cause No. 4550), Frank Armstrong, et al. v. XCL-Texas, Inc. (229th Judicial District, Jim Hogg County, Texas, Cause No. 4551), and Stroman Ranch Company Ltd., et al. v. XCL-Texas, Inc. (229th Judicial District, Jim Hogg County, Texas, Cause No. 4552). The lawsuits allege various claims, including a claim that one of the oil and gas leases in the Berry R. Cox Field should be terminated. The Company believes the claims made in the lawsuit are without merit and intends to vigorously defend itself. The lawsuits have prevented the Company from selling its interest in the Cox Field.

      In July 1997, China Investment and Development Corporation ("CIDC"), holders of the Company's Series B Preferred Stock sued the Company and each of its directors in an action entitled China Investment and Development Corporation vs. XCL Ltd.; Marsden W. Miller, Jr.; John T. Chandler; David A. Melman; Fred Hofheinz; Arthur W. Hummel, Jr.; Michael Palliser; and Francis J. Reinhardt, Jr. (Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 15783-NC). The suit alleged breach of (i) contract, (ii) corporate charter, (iii) good faith and fair dealing and (iv) fiduciary duty with respect to the alleged failure of the Company to redeem CIDC's Series B Preferred shares for a claimed aggregate redemption price of $5.0 million. Effective December 31, 1997, the Company and CIDC entered into an interim settlement agreement pursuant to which the Company paid CIDC $1 million as a deposit in anticipation of a final settlement and dismissal of the lawsuit. On March 3, 1998, the final settlement took place and on March 9, 1998, the lawsuit was dismissed with prejudice.

      Other than as disclosed above, as of the date hereof, there are no material pending legal proceedings to which either the Company or any of its subsidiaries is a party or to which any of their properties are subject which would have a material adverse effect on the business or properties of the Company, taken as a whole.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

      On December 17, 1997, the Company held a Special Meeting in Lieu of Annual Meeting of Shareholders at the Hotel Acadiana, 1801 West Pinhook Road, Lafayette, Louisiana. A quorum was present, and the matters put to a vote at the meeting were (1)
election of three Class I directors to the Company's Board of Directors, (2) approval of an amendment and restatement of the Company's Certificate of Incorporation to effect a one-for-fifteen reverse split of the Company's Common Stock, with a payment in cash in lieu of fractional shares, (3) approval of an amendment and restatement of the Company's Long Term Stock Incentive Plan, effective as of June 1, 1997, and certain grants made thereunder; and (4) approval of the award of an Appreciation Option to Mr. M.W. Miller, Jr.

      The Company's Board of Directors is divided into three Classes, with each Class consisting of at least one executive director and at least one non-executive director serving three year terms. Messrs. Arthur W. Hummel, Jr., Michael Palliser and Benjamin B. Blanchet were elected as Class I directors at this meeting. Mr. David A. Melman did not stand for re-election. A total of not fewer than 321,288,597 votes, constituting a plurality of all the votes cast at the meeting by holders of shares present in person or by proxy, were voted for each of the named persons elected as Class I directors to the Company to serve until the Annual Meeting of Shareholders to be held in 2000.

      Class II directors are Messrs. Marsden W. Miller, Jr., Francis J. Reinhardt, Jr. and R. Thomas Fetters, Jr., whose terms expire at the 1998 Annual Meeting of Shareholders and Class III directors are Messrs. John T. Chandler and Fred Hofheinz, whose terms expire at the 1999 Annual Meeting of Shareholders. Mr. Fetters was appointed as a Class II director on June 5, 1997.

      With respect to the resolution relating to the approval and adoption of an amendment and restatement of the Company's Certificate of Incorporation to effect a one-for-fifteen reverse split of the Company's Common Stock, a total of 300,918,175 shares were cast to approve the amendment and restatement as follows:

                217,178,622 shares in favor
                 23,206,599 shares against
                  1,843,560 abstentions
                 47,317,866 broker non-votes

      With respect to the resolution relating to the approval and adoption of an amendment and restatement of the Company's Long Term Stock Incentive Plan, effective June 1, 1997, including certain grants made thereunder, a total of 176,656,576 votes were cast to approve the amendment and restatement and the grants made thereunder as follows:

                 147,077,087 votes in favor
                  29,579,489 votes against
                   5,204,698 abstentions

      With respect to the resolution relating to the award of  an
Appreciation  Option  to  Mr.  M.W.  Miller,  Jr.,  a  total   of
175,054,879 votes were cast to approve the award as follows:

                 142,080,643 votes in favor
                  32,974,236 votes against
                   6,886,124 abstentions

                             PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
-----------------------------------------------------------------
            Stockholder Matters
            -------------------

Market Price for Common Stock
-----------------------------

      The following table shows the range of closing bid prices, as reported by the American Stock Exchange for the Company's Common Stock for each quarter during 1996 and 1997. The Company's Common Stock commenced trading on the American Stock Exchange ("AMEX") in December 1990, under the symbol "XCL." The Company's Common Stock also trades on The London Stock Exchange Limited ("London Stock Exchange"). On December 17, 1997, the Company effected a one-for-fifteen reverse split of its Common Stock. The high and low prices for the periods shown have been adjusted to reflect the reverse split.

                            Common Stock Price Per Share
                            ----------------------------
                                  1997          1996
                             ----------    -----------
                             High   Low    High   Low
                             ----   ---    ----   ---
     First Quarter........   $5.63  $2.81  $6.60  $2.85
     Second Quarter.......   $4.69  $2.81  $7.50  $2.85
     Third Quarter........   $6.56  $2.81  $5.70  $1.95
     Fourth Quarter.......  $13.13  $3.88  $3.75  $1.95

      On  March  31,  1998, the closing price for  the  Company's
Common Stock on the AMEX was $5.06.

      As  of March 31, 1998, the Company had approximately  3,600 shareholders of record with respect to its Common Stock.

      As  of March 31, 1998, there were reserved an aggregate  of
(i) 2,679,601 shares of Common Stock subject to outstanding options; (ii) 12,800,467 shares issuable upon conversion of the Company's outstanding Amended Series A Preferred Stock; (iii) 17,361,286 shares issuable upon exercise of the Company's outstanding warrants; (iv) 1,239,078 shares issuable upon redemption of the Company's outstanding Amended Series B Preferred Stock; (v) 104,375 shares reserved for sale to fund working capital for the Company's China projects; (vi) 60,690 reserved for sale to fund general working capital requirements of the Company; and (vii) 36,373 shares issuable in connection with contractual obligations. The Company would receive a total of approximately $86 million if all options and warrants were exercised and all stock reserved for sale was sold at $5.06 per share.

      The Registrar and U.S. Transfer Agent for the Common Stock is ChaseMellon Shareholder Services, L.L.C. with a mailing address of Overpeck Centre, 85 Challenger Road, Ridgefield Park, New Jersey 07660 (telephone 1-800-851-9677) (internet www.chasemellon.com), and the name and address of the Company's U.K. transfer agent is IRG plc, Balfour House, 390/398 High Road, Ilford, Essex IG1 1NQ, England (telephone 181-478-8241).
Recent Sales of Unregistered Securities

      The following sets forth all recent sales of unregistered securities not previously reported.

      The following were private transactions intended to qualify for the exemption from registration afforded by Section 4(2) of the Securities Act between the Company and individuals and/or entities who certified to the Company that they were "accredited investors" as defined under the Securities Act.

o In December 1997, the Company issued 219,575 shares of Common Stock to the holders of the Secured Subordinated Notes in respect of approximately $0.7 million in interest payable April 1, 1997 and October 1, 1997, including penalty interest thereon.

o In December 1997, effective June 1, 1997, the Company issued 20,000 shares of Amended Series A Preferred Stock to officers of the Company in respect of restricted stock awards granted pursuant to the Company's amended and restated Long Term Stock Incentive Plan, approved by shareholders on December 17, 1997.

o In December 1997, shareholders also approved the issuance, effective June 1, 1997, of an aggregate of 1,333,333 shares of Common Stock to officers of the Company in respect of restricted stock awards granted pursuant to the Company's amended and restated Long Term Stock Incentive Plan.

o On November 3, 1997, the Company issued an aggregate of 12,906 shares of Amended Series A Preferred Stock in respect of approximately $1.1 million in dividends payable thereon in additional shares of Amended Series A Preferred Stock due November 1, 1997.

   The following were transactions exempt from registration as exchanges with and stock issuances to existing shareholders of the Company.

o On March 4, 1998, the Company issued 44,465 shares of Amended Series B Preferred Stock in exchange for an equal number of shares of Series B Preferred Stock and cancellation of
  warrants.   In  addition, the Company issued  2,620  shares  of
  Amended Series B Preferred Stock in payment of accrued and unpaid dividends on the shares of Series B Preferred Stock through March 3, 1998.

o Effective  January  16,  1998,  the  Series  F,  Cumulative
  Convertible Preferred Stock (the "Series F Preferred Stock") was mandatorily converted into an aggregate of 633,893 shares of Common Stock.

o In November 1997, the outstanding shares of Series A, Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and Series E, Cumulative Convertible Preferred Stock (the "Series E Preferred Stock") were recapitalized and combined into 672,631 shares of Amended Series A Preferred Stock. Accrued and unpaid stock dividends on the Series A and Series E Preferred Stock were paid in 117,982 shares of Amended Series A Preferred Stock.

Dividends on Common Stock
-------------------------

      The  Company has not paid any cash dividends on its  Common
Stock since inception. The payment of future cash dividends will be dependent on the Company's earnings, financial condition, capital requirements and other factors.

      Under the terms of the Company's Notes, the Company is restricted from paying dividends on its Common Stock (other than with certain securities) without the consent of the Noteholders unless certain conditions have been met, which they have not at this time.

Reverse Stock Split
-------------------

      All information in this Form 10-K concerning the Company's Common Stock reflects a one-for-fifteen reverse split of such stock approved by the shareholders of the Company on December 17, 1997. See "Item 4. Submission of Matters to a Vote of Securityholders."

Item 6.      Selected Financial Data.
------------------------------------

      The following table sets forth selected consolidated financial data of the Company for and at the end of each of the five years ended December 31, 1997 derived from the audited financial statements of the Company. The following table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere herein.


                                                      Year Ended December 31
                                         ----------------------------------------------------
                                           1993(a)   1994(b)    1995(c)    1996(e)   1997(g)
                                         ----------  --------  ---------   -------   --------
                                            (In thousands, except per share data)
Statement of Operations Data:
  Revenues                               $    8,499  $   4,336  $  2,480   $  1,136    $    236
  Operating expenses                          2,449      1,341       985        342         210
  General and administrative expenses         3,840      4,553     4,551      3,487       4,910
  Depreciation, depletion and
     amortization                             5,788      3,292     2,266        579         126
  Operating loss                            (12,518)   (33,875)  (85,673)    (9,793)     (8,058)
  Net interest expense                        1,329      1,831     2,998      2,415       8,450
  Interest income                               141        508       133          8       2,212
  Net loss                                  (15,197)   (36,622)  (87,837)   (12,074)    (13,994)
  Net loss attributable to common stock     (19,978)   (41,529)  (92,658)   (17,430)    (27,722)
  Net loss per common share
      Basic                                   (2.52)     (3.14)    (5.77)     (0.98)      (1.36)
      Diluted                                 (2.52)     (3.14)    (5.77)     (0.98)      (1.36)
  Weighted average common
     shares outstanding - basic               7,933     13,220    16,047     17,705      20,451
  Weighted average common
     shares outstanding - diluted             7,933     13,220    16,047     17,705      20,451

Balance Sheet Data (at end of period):
  Total working capital (deficit)          $(15,562)  $ (1,563) $(24,239) $ (46,705)    $22,399
  Total assets                              157,377    149,803    72,336     60,864     119,089
  Long-term debt, net of current
    maturities                               53,965(d)  41,607(d) 15,644         -- (f)  61,310 (h)
  Stockholders' equity                       84,609     95,200    16,900     11,041      40,825

------------
(a) Includes provision for impairment of domestic oil and gas properties of $8 million.

(b) Includes provision for impairment of domestic oil and gas properties of $25.9 million and provision for write-down of other assets of $2.2 million and an extraordinary loss of $1.7 million.

(c) Includes provision for impairment of domestic oil and gas properties of $75.3 million and provision for write-down of other assets of $4.5 million.

(d) Includes non-recourse debt of an aggregate $0.7 million and $3.7 million as of December 31, 1994 and 1993, respectively, included in the Lutcher Moore Debt.

(e) Includes provision for impairment of domestic oil and gas properties of $3.85 million; provision for write-down of investment of $2.4 million; and loss on sale of investments of $0.7 million.

(f) All of the Company's debt ($38.02 million) was classified as currently due at December 31, 1996.

(g) Includes extraordinary loss for early extinguishment of debt of $551,000.

(h)  Long  term  debt is net of unamortized discount  of  $13,690 associated with the value allocated to the stock purchase warrants issued with the Senior Secured Notes.

Item 7.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

      The  following discussion and analysis should  be  read  in
conjunction   with   the   accompanying  consolidated   financial
statements, the notes thereto and the supplemental data included in this Annual Report.

General
-------

     Outlook
     -------

      Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

     This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 1998 and beyond, the Company's expectations as to funding its capital expenditures and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

Liquidity, Capital Resources and Management's Plan
--------------------------------------------------

      Background
      ----------

      The Company's management decided in the fourth quarter of 1995 to focus on the Company's operations in China and to sell its other assets. The excellent well test results on the China properties and the Company's reserve assessments support this decision. The Company has, therefore, focused financially on (i) raising funds to meet capital requirements for Chinese operations, (ii) selling its other properties and (iii) simplifying its capital structure to make it easier to raise capital. The Company intends to continue these activities and to work with Apache and CNODC to refine the ODP to reduce expenditures and accelerate production.

      The Company has made significant capital expenditures since acquiring its interest in the Zhao Dong Block in 1992. Despite incurring losses since 1992, the Company, because of the high quality of the Zhao Dong Block, has been able to obtain all required funds for the exploration and development of the Zhao Dong Block. All of its contractual obligations to CNODC and Apache have been met and the Company believes that it will continue to do so.

      The Company's opinion that it will be able to obtain the funds necessary to pay its share of capital expenditures to the point where cash flow is sufficient to pay costs is based on the Company's assessment of the ultimate quantity of oil reserves which will be produced from the Zhao Dong Block. Presently proven gross oil reserves under the Zhao Dong Block of approximately 47 million barrels represents only 6.5% of the Company's independent engineers' estimates of approximately 725 million of ultimately recoverable gross oil reserves in all categories of proven, probable, possible and exploration. Additionally, the Company believes, based on discussions with the Chinese authorities during the last year, that it will acquire additional oil and gas exploration and development blocks in China, with proven oil reserves, which will further enhance the Company's ability to timely obtain adequate funds for its obligations in China.

      Additional funds may be available from a number of sources, including cash flow from production on the Zhao Dong Block, the sale or recapitalization of the Lutcher Moore Tract and the other assets held for sale, project financing, increasing the amount of senior secured debt, supplier financing, additional equity, including the exercise of currently outstanding warrants to buy common stock and joint ventures with other oil companies. Based on continuing discussions with major stockholders, investment bankers, potential purchasers and other oil companies, the Company believes that such funds will be available. There is no assurance, however, that such funds will be available and, if available, that they will be available on commercially reasonable terms, or that sufficient cash flow will be available from the Zhao Dong Block. New debt will require approval of the holders of the Company's long term debt. See "Risk Factors."

      Liquidity and Capital Resources
      -------------------------------

      The Company offered and sold $75 million of Notes and $25 million of equity on May 20, 1997. During 1997 such funds were used to pay costs of the offering, the Company's 1997 exploration and development costs and $28 million of debt. At December 31, 1997, the Company had an unrestricted operating cash balance of $22.0 million and restricted cash held in escrow for the payment of interest on the notes of $10.3 million. The Company had net working capital of $22.4 million.

      As a result of the Company's decision to focus on China and sell its U.S. assets, the Company presently has no source of material revenues. Revenues for 1997 were $236,000 versus $1,136,000 in 1996. The Company incurred a loss for fiscal 1997 of $13,994,000 and expects to incur a loss in 1998 as well because production and related cash flow from the Zhao Dong Block is not expected until late 1998 at the earliest.

      Management's Plan
      -----------------

     The Company's unrestricted cash will be required for working capital and exploration, development and production expenditures on the Zhao Dong Block. CNODC has given written notice that it will participate as to its full 51% share of the C-D Field and has urged that production begin during 1998. Except for exploratory wells on which Apache has an obligation to pay for the Company's costs, the Company is required to fund 50% of all exploration expenditures and 24.5% of all development and production expenditures. The Company estimates that its share of actual development expenditures for the C-D Field for the remainder of 1998 will be approximately $8 million, which is available from current unrestricted cash reserves. The Company estimates that its share of unpaid exploration expenses for the remainder of 1998 will be approximately $13 million. The Company presently projects and plans that these funds will be available from current unrestricted cash reserves and a portion of the proceeds from the sale or refinancing of the Lutcher Moore Tract. The Company estimates that its share of development expenses for 1999 will be approximately $22 million. After expenditure of those 1998 and 1999 projected development expenses, the Company projects that proceeds from production will pay for additional expenditures. After participation in the projected exploration program for 1998, the Company presently projects and plans that 1999 development funds will be available from proceeds from a portion of the sale of Lutcher Moore, a financing of the final payment which Apache owes XCL for the 1995 purchase of an additional 8.325% interest in the C Field and proceeds from the early exercise of at least a portion of the currently outstanding warrants to purchase common stock. Furthermore, although the Company believes that by the end of 1998 all obligatory exploration wells will have been drilled, the Company anticipates that additional exploration wells will be drilled during 1999. Funds for these exploratory wells will be obtained from the same sources. Again, there is no assurance that the sources of funds projected in this paragraph will be available. If not available, the Company plans to utilize other sources of funds, as referred to above under "Background."

     Due to the successful results of the D-3 and C-4 Wells, the 1998 work program and budget exceed the Company's initial preliminary projections earlier in 1997. This results from the necessity of drilling at least one appraisal well offsetting the C-4 exploratory well and the decision to extend the Contract into its third exploratory period because of the successful drilling of the D-3 and C-4 wells. XCL, Apache, and CNODC are working together to reduce capital costs for the Zhao Dong Block and to determine whether the commencement of production from the C-4 Well area can be accelerated into late 1998. This work has already resulted in reductions of capital costs of approximately $35 million based on a change in the conceptual design, and a determination that it is technically feasible to commence production from the C-4 well area in 1998. The Company, Apache and CNODC have now all agreed to make every effort to achieve initial production in 1998.

     Longer term liquidity is dependent upon the Company's future performance, including commencement of production in China, as well as continued access to capital markets. In addition, the Company's efforts to secure additional financing could be impaired if its common stock is delisted from the AMEX.

     Although the Company is not obligated to make any additional capital payments to such projects, the Company may also have capital requirements for its lubricating oil and coalbed methane projects. The Company believes that both businesses will be successful and grow and that the Company will make additional investments in the businesses.

Other
-----

      Pursuant to the Company's December 17, 1997 shareholders' meeting, whereby several compensation plans were approved, the Company recorded unearned compensation of approximately $12.8
million.   This  amount  will be amortized  ratably  over  future
periods of up to five years and is recorded as a non-cash expense in the Statement of Operations. Because certain of these awards are based on market capitalization there may be additional amounts
earned which may become  payable.   Approximately  $0.9  million
of compensation expense was recorded in connection with these awards during 1997.

      The Company believes that inflation has had no material impact on its sales, revenues or income during the reporting periods. In light of increased oil and gas exploration activity worldwide, and in the Bohai Bay in particular, increased rates for equipment and services, and limited rig availability may have an impact in the future.

      The Company is subject to existing domestic and Chinese federal, state and local laws and regulations governing environmental quality and pollution control. Although management believes that such operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities will not be incurred. See "Environmental Matters."

New Accounting Pronouncements
-----------------------------

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company's year ending December 31, 1998. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. The Company will be analyzing SFAS No. 130 during 1998 to determine what, if any, additional disclosures will be required.

      In June 1997, the FASB Issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective the Company's year ended December 31, 1998. This statement establishes standards for reporting of information about operating segments. The Company will be analyzing SFAS No. 131 during 1998 to determine what, if any, additional disclosures will be required.

Results of Operations
---------------------

1997 compared to 1996
---------------------

      The Company incurred a loss of $14 million in 1997, as compared with a loss of $12 million in 1996. Included in the loss for 1997 is a charge of $0.9 million for non-cash compensation charges, related to stock and appreciation options, which are classified in general and administrative expenses. In addition, 1997 includes a $2.8 million provision for estimated settlements in connection with various disputes and litigation matters. Such amount is reflected in Other in the Statement of Operations. In addition, $0.6 million of non-cash charges relate to early extinguishment of debt.

     Interest expense, net of amounts capitalized, increased $6.0 million in 1997 primarily as a result of increased borrowings and higher interest rates on the new debt. In addition, interest expense includes amortization of $1.3 million relating to the value assigned to warrants issued with the $75 million debt offering completed in May 1997.

      The net loss for 1996 includes a $3.85 noncash charge for the provision of impairment of domestic oil and gas properties classified as held for sale. The loss in 1996 also reflects the effect of a $2.4 million write-down and $0.7 million loss on sale of the Company's investments.

      Oil and gas revenues from properties held for sale for the year ended December 31, 1997 were $236,000, compared to approximately $1.1 million during 1996. Revenues will continue to decline as the Company completes its announced program of selling substantially all of its U.S. producing properties. Interest income increased $2.2 million during the year ended December 31, 1997, compared with 1996. The primary reason for this increase was the interest earned on the $75 million held in escrow from the Note Offering.

       As the Company continues to focus its resources on exploration and development of the Zhao Dong Block, future oil and gas revenues will initially be directly related to the degree of drilling success experienced. The Company does not anticipate significant increases in its oil and gas production in the short-term and expects to incur operating losses until such time as net revenues from the China projects are realized.

      General and administrative expenses increased $1.4 million during 1997 as compared with 1996, as reflected in the following table.

                                            1997         1996
                                            ----         ----
                                               (thousands)
Payroll, benefits and travel            $   1,554     $  1,683
Non-cash compensation cost                    853           --
Legal and professional                      1,284          510
Public company and corporate expenses         574          539
Lafayette office expense                      304          374
Corporate insurance                           341          381
                                          -------       ------
                                        $   4,910      $ 3,487
                                          =======       ======

     The increase in legal and professional fees of $774,000 were principally related to fees of $214,000 on one lawsuit, an increase of $287,000 for outside consulting and the remainder of the increase for general and corporate legal and accounting services.

  1996 compared to 1995

      The Company reported a net loss for fiscal 1996 of $12.1 million compared to a net loss for 1995 of $87.8 million. The net loss for 1996 includes a $3.85 million noncash charge for impairment of domestic oil and gas properties, classified as assets held for sale. The loss in 1996 also reflects a $2.4 million write-down and $0.7 million loss on the sale of the Company's investments.

      The net loss for 1995 includes a $75.3 million noncash charge for the provision of impairment of domestic oil and gas properties. The carrying amounts of the Company's properties in Texas were written down by $16.5 million during 1995, in order to comply with the ceiling limitation prescribed by the Commission. This was principally due to downward revisions in estimated reserves in the second quarter and reduced present values of reserves attributable to delays in development drilling scheduled in the third quarter. During the fourth quarter, to reflect the expected results of its announced program to divest itself of its U.S. oil and gas properties, the Company recorded an additional $58.8 million noncash write-down, reducing the recorded value of its domestic oil and gas properties to, their estimated fair market value. The loss in 1995 also reflects the effects of a $4.5 million write-down of the Company's other assets and investments.

      Oil and gas revenues from properties held for sale in 1996 were $1.1 million as compared to $2.5 million in 1995, primarily due to continued reduction in volume sold. The Company does not anticipate material revenues until late 1998 at the earliest when production in China may commence.

      General and administrative expenses for 1996 were $3.5 million as compared to $4.6 million in 1995. General and administrative costs are expected to remain relatively unchanged during the upcoming year. Operating costs are expected to decline due to the further disposition of domestic oil and gas properties.

      Interest expense decreased in 1996, due primarily to the Company's principal payments on its institutional debt in the first quarter of 1996.

Subsequent Events
-----------------

     Effective January 16, 1998, the Series F Preferred Stock was mandatorily converted into an aggregate of 633,893 shares of Common Stock. Due to the Series F Preferred Stock being redeemed and the Series A and E Preferred Stock being converted to Amended Series A Preferred Stock, the Company's Preferred Stock dividend obligations in respect of such securities have been eliminated. The effect of the recapitalization of the Series A and the Series E Preferred Stock has resulted in an increase in the Company's Preferred Stock dividend obligations of $3.7 million annually which can now be paid in kind in shares of Amended Series A Preferred Stock (valued at $85 per share). Aggregate liquidation preference increased from $63.3 million in 1996 to $103 million in 1997.

      Effective December 31, 1997, the Company entered into an interim settlement agreement with the holder of the Series B Preferred Stock whereby the Company paid such holder $1 million as a deposit in anticipation of the settlement of a lawsuit commenced by such holder for a claimed aggregate redemption price of such stock of $5.0 million and accrued and unpaid dividends to the redemption date. The final settlement took place on March 3, 1998, and the lawsuit was dismissed with prejudice on March 9,
1998.   Pursuant to the settlement, the holder of  the  Series  B
Preferred Stock sold the stock and warrants and the buyer exchanged the Series B Preferred Stock for Amended Series B Preferred Stock and warrants, returned the old warrants to the Company for cancellation and received payment of accrued and unpaid dividends on the Series B Preferred Stock in shares of Amended Series B Preferred Stock. The $1 million deposit was returned upon receipt of the proceeds from the sale of the Series B Preferred Stock.

Year 2000 Compliance
--------------------

      The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year and equipment with time-sensitive embedded components. Any of the Company's programs that have time-sensitive software or equipment that has time-sensitive embedded components may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Although no assurance can be given because of the potential wide scale manifestations of this problem which may affect the Company's business, XCL presently believes that the Year 2000 problem will not pose significant operational problems for its computer systems and that the Year 2000 problem will not have a material impact on its costs of operations.

      The Company also may be vulnerable to other companies' Year 2000 issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any vendors' or customers' failure to become Year 2000 compliant on a timely basis. The Company intends to initiate formal communications with all of its significant vendors and customers with respect to such persons' Year 2000 compliance programs and status. However, there can be no assurance that such other companies will achieve Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with the Company's computer system. The inability of the Company or any of its principal vendors or customers to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operations.

Item 8.   Financial Statements and Supplemental Data.

      The Consolidated Financial Statements of XCL Ltd. and Subsidiaries and XCL-China Ltd., together with the reports thereon of Coopers & Lybrand L.L.P. dated April 10, 1998, and the supplementary financial data specified by Item 302 of Regulation S-K are set forth on pages [] through []. See Item 14 for Index.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XCL Ltd. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is generating minimal revenues and although the Company has cash (including its restricted cash) in the amount of approximately $32 million as of December 31, 1997, and a positive working capital position, it must generate additional cash flows to satisfy its development and exploratory obligations with respect to its China properties. There is no assurance that the Company will be able to generate the necessary funds to satisfy these contractual obligations and to ultimately achieve profitable operations, which creates doubt about its ability to continue as a going concern. Managements' plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   COOPERS & LYBRAND L.L.P.



Miami, Florida
April 10, 1998

                    XCL Ltd. and Subsidiaries
                   CONSOLIDATED BALANCE SHEET
                     (Thousands of Dollars)
                                                                December 31
                                                           -------------------
                              A S S E T S                     1997      1996
                              -----------                     ----      ----
Current assets:
      Cash and cash equivalents                          $   21,952   $   113
      Cash held in escrow (restricted)                       10,263        --
      Accounts receivable, net                                  101        23
      Refundable deposits                                     1,200        --
      Other                                                     451       212
                                                           --------    ------
Total current assets                                         33,967       348
                                                           --------    ------
Property and equipment:
      Oil and gas (full cost method):
           Proved properties under development not being
            amortized                                        21,172    13,571
           Unevaluated properties                            33,132    21,238
                                                            -------   -------
                                                             54,304    34,809
      Land, at cost                                              --       135
      Other                                                   1,163     2,492
                                                            -------   -------
                                                             55,467    37,436
      Accumulated depreciation, depletion and
        amortization                                         (1,000)   (1,491)
                                                            -------   -------
                                                             54,467    35,945
                                                            -------   -------
Investments                                                   4,173     2,383
Assets held for sale                                         21,155    21,058
Debt issue costs, less amortization                           4,268       950
Other assets                                                  1,059       180
                                                            -------    ------
                       Total assets                     $   119,089  $ 60,864
                                                           ========   =======

  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
  -------------------------------------------------------------------

Current liabilities:
      Accounts payable and accrued costs                $    2,727   $  3,901
      Due to joint venture partner                           4,504      4,202
      Dividends payable                                      1,813        928
      Current maturities of long term debt                   2,524     38,022
                                                          --------    -------
           Total current liabilities                        11,568     47,053
                                                          --------    -------
Long-term debt, net of current maturities                   61,310         --

Other non-current liabilities                                5,386      2,770
Commitments and contingencies (Notes 2 and 11)
Shareholders' equity:
       Preferred stock-$1.00 par value; authorized
         2.4 million shares at December 31, 1997
         and 1996; issued shares of 1,196,236 at
         December 31, 1997 and 669,411 at
         December 31, 1996 - liquidation preference
         of $103 million at December 31, 1997                1,196        669
      Common stock-$.01 par value; authorized 500
         million shares at December 31, 1997
         and 1996; issued shares of 21,710,257 at
         December 31, 1997 and 285,754,151 at
         December 31, 1996                                     217      2,858
      Common stock held in treasury - $.01 par value;
         69,470 shares at December 31, 1997
         and 1,042,065 shares at December 31, 1996              (1)       (10)
      Unearned compensation                                (12,021)        --
      Additional paid-in capital                           298,588    226,956
      Accumulated deficit                                 (247,154)  (219,432)
                                                          --------    -------
           Total shareholders' equity                       40,825     11,041
                                                          --------    -------
                      Total liabilities and
                      shareholders'equity              $   119,089  $  60,864
                                                          ========    =======

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF OPERATIONS
            (In Thousands, Except Per Share Amounts)

                                                          Year Ended December 31
                                                        --------------------------
                                                         1997      1996     1995
                                                         ----      ----     ----

Oil and gas revenues from properties held for sale     $   236   $ 1,136   $  2,480
                                                        ------    ------     ------
Costs and operating expenses:

Operating                                                  210       342        985
      Depreciation, depletion and amortization             126       579      2,266
      Provision for impairment of oil and gas
       properties                                           --     3,850     75,300
      Writedown of other assets and investments             --     2,444      4,461
      General and administrative costs                   4,910     3,487      4,551
      Other                                              3,048       227        590
                                                        ------    ------    -------
                                                         8,294    10,929     88,153
                                                        ------    ------    -------
Operating loss                                          (8,058)   (9,793)   (85,673)
                                                        ------    ------    -------

Other income (expense):
      Interest expense, net of amounts capitalized      (8,450)   (2,415)    (2,998)
      Gain (loss) on sale ofinvestments/assets              --      (661)       613
      Interest income                                    2,212         8        133
      Other, net                                           853       787         88
                                                        ------   -------    -------
                                                        (5,385)   (2,281)    (2,164)
                                                        ------   -------    -------

Loss before extraordinary item                         (13,443)  (12,074)   (87,837)
Extraordinary charge for early extinguishment of
  debt                                                    (551)       --         --
                                                        ------    ------    -------
Net loss                                               (13,994)  (12,074)   (87,837)
Preferred stock dividends                              (13,728)   (5,356)    (4,821)
                                                       -------    ------    -------
Net loss attributable to common stock                 $(27,722) $(17,430) $ (92,658)
                                                       =======   =======    =======
Loss per share (basic):
    Net loss before extraordinary item                $  (1.33) $   (.98) $   (5.77)
    Extraordinary item                                    (.03)       --         --
                                                       -------    ------    -------
    Net loss per share                                $  (1.36) $   (.98) $   (5.77)
                                                       =======    ======    =======
Loss per share (diluted):
    Net loss before extraordinary item                $  (1.33) $   (.98) $   (5.77)
    Extraordinary item                                    (.03)       --         --
                                                       -------    ------    -------
    Net loss per share                                $  (1.36) $   (.98) $   (5.77)
                                                       =======    ======    =======

Average number of shares used in per share computations:
    Basic                                               20,451    17,705     16,047
    Diluted                                             20,451    17,705     16,047

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (Thousands of Dollars)


                                                                                                        Total
                               Preferred     Common   Treasury   Paid-In   Accumulated    Unearned   Shareholders'
                                 Stock        Stock     Stock    Capital     Deficit    Compensation    Equity
                               ---------     ------   --------   -------   -----------  ------------  -----------
Balance, December 31, 1994          649       2,372       (35)    206,241   (114,027)         -        95,200
    Net loss                          -           -         -           -    (87,837)         -       (87,837)
    Dividends                         -           -         -           -     (4,821)         -        (4,821)
    Preferred shares issued          32           -         -       5,092          -          -         5,124
    Preferred shares subscribed       4           -         -           -          -          -             4
    Common shares issued              -         189         -       7,936          -          -         8,125
    Treasury shares purchased         -           -       (25)     (1,232)         -          -        (1,257)
    Treasury shares issued            -           -        35       2,327          -          -         2,362
                                  -----      ------     -----     -------   --------     ------     ---------

Balance, December 31, 1995          685       2,561       (25)    220,364   (206,685)         -        16,900
    Net loss                          -           -         -           -    (12,074)         -       (12,074)
    Dividends                         -           -         -           -       (673)         -          (673)
    Preferred shares issued          10           -         -         128          -          -           138
    Preferred shares subscribed      (4)          -         -           -          -          -            (4)
    Preferred shares converted
       to common shares             (22)          5         -          17          -          -             -
    Common shares issued              -         292         -       6,339          -          -         6,631
    Treasury shares purchased         -           -        (3)       (138)         -          -          (141)
    Treasury shares issued            -           -        18         246          -          -           264
                                 ------      ------     -----     -------    -------     ------        ------

Balance, December 31, 1996          669       2,858       (10)    226,956   (219,432)         -        11,041
    Net loss                         -            -         -           -    (13,994)         -       (13,994)
    Dividends                        -            -         -           -    (13,728)         -       (13,728)
    Preferred shares issued         507           -         -      36,521           -         -        37,028
    Common shares issued              -         198         -       4,395           -         -         4,593
    Issuance of stock purchase
      warrants                        -           -         -      15,032           -         -        15,032
    Unearned compensation            20          13         -      12,841           -   (12,021)          853
    Reverse stock split 1 for 15      -      (2,852)        9       2,843           -         -             -
                                  -----       -----      ----     -------    --------   --------       -------
Balance, December 31, 1997       $1,196     $   217    $   (1)    298,588  $ (247,154) $(12,021)      $40,825
                                  =====       =====     =====     =======    ========    =======



 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries
              CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Thousands of Dollars)
                                                  Year Ended December 31
                                            ---------------------------------
                                               1997        1996        1995
                                               ----        ----        ----
Cash flows from operating activities:
    Net loss                             $  (13,994)   $  (12,074) $ (87,837)
                                            -------       -------    ------
    Adjustments to reconcile net loss
       to net cash used in
       operating activities:
        Depreciation, depletion and
         amortization                           126           579      2,266
        Provision for impairment of oil
         and gas properties                      --         3,850     75,300
        Extraordinary charge for early
         extinguishment of debt                 551            --         --
        (Gain) loss on sale of
         investments/assets                      --           661       (613)
        Amortization of discount on senior
         secured notes                        1,342            --         --
        Writedown of other assets and
         investments                             --         2,444      4,461
        Stock compensation programs             853            --         --

Other                                           796            --         --
        Change in assets and liabilities:
             Accounts receivable                (78)          799        875
             Refundable deposits             (1,200)           --         --
             Accounts payable and accrued
              costs                            (132)          575       (765)
             Non-current liabilities and
              other                           2,655            12        803
                                            -------       -------    -------
                  Total adjustments           4,913         8,920     82,327
                                            -------       -------    -------
                  Net cash used in operating
                   activities                (9,081)       (3,154)    (5,510)
                                            -------       -------    -------
Cash flows from investing activities:
    Capital expenditures                    (16,097)       (1,489)    (8,458)

Investments                                  (1,790)         (491)    (1,624)
    Proceeds from sales of assets and
     investments                                797         9,210      2,655

Other                                            --             4         64
                                            -------       -------     ------
            Net cash (used in) provided
              by investing activities       (17,090)        7,234     (7,363)
                                            -------       -------     ------
Cash flows from financing activities:
    Proceeds from sales of common stock         652         1,766      3,553
    Proceeds from issuance of preferred
     stock                                   25,000           144      3,068
    Proceeds from sale of treasury stock         --           264      2,487
    Proceeds from Senior Secured Notes       75,000            --         --
    Loan proceeds                             6,100           315         --
    Payment of long-term debt               (35,503)       (8,344)      (522)
    Payment of notes payable                 (6,100)           --         --
    Proceeds from exercise of options and
     warrants                                 1,590           691        874
    Payment of preferred stock dividends         --            --       (250)
    Payment for treasury stock                   --          (141)    (1,257)
    Stock/note issuance costs and other      (8,466)         (272)      (221)
                                            -------        ------     ------
                  Net cash provided by
                   (used in) financing
                   activities                58,273        (5,577)     7,732
                                            -------        ------     ------
Net increase (decrease) in cash and cash
  equivalents                                32,102        (1,497)    (5,141)
Cash and cash equivalents at beginning of
  year                                          113         1,610      6,751
                                             ------        ------     ------
Cash and cash equivalents at end of year    $32,215       $   113    $ 1,610
                                             ======        ======      =====
Supplemental information:
    Cash paid for interest, net of amounts
      capitalized                           $ 7,441       $ 1,591    $ 2,602
                                             ======        ======     ======

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

Use of Estimates in the Preparation of Financial Statements:

      The preparation of the Company's financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

  Cash and Cash Equivalents:

      The Company considers deposits which can be redeemed on demand and investments which have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 1997, the Company's cash and cash equivalents were deposited primarily in three financial institutions.

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

      The Company believes that no single short-term investment exposes the Company to significant credit risk. Additionally, creditworthiness of its counterparties, which are major financial institutions, are monitored. As of December 31, 1997, the Company had cash in financial institutions in excess of the insured amounts.

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

  Oil and Gas Properties:

      The Company accounts for its oil and gas exploration and production activities using the full cost method of accounting. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including appropriate related costs, are capitalized. The Company capitalizes internal costs that can be directly identified with its acquisition, exploration and development activities and does not capitalize any costs related to production, general corporate overhead or similar activities.

      The capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method based on estimates of proved oil and gas reserves. The Company's domestic oil and gas reserves were estimated by Company engineers in 1997 and 1996, and foreign reserves in 1997 and 1996 by independent petroleum engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that properties are impaired, the amount of the impairment is added to the capitalized costs to be depleted. The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized for the period that activities are in progress to bring these projects to their intended use.

      During the fourth quarter of 1995, the Company decided to concentrate on the development of its China investments, and decided to dispose of its domestic properties. Accordingly, the recorded value of the Company's domestic properties was reduced to their estimated fair market value and the resulting balances were transferred to assets held for sale.

      The Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis, and limits capitalized costs of oil and gas properties to the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties as adjusted for related tax effects and deferred tax reserves. If capitalized costs exceed this limit, the excess is charged to depreciation, depletion and amortization expense ("DD&A") in the period in which it occurs.

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

    Other Property and Equipment:

     Other property and equipment primarily consists of furniture and fixtures, equipment and software. Major renewals and betterments are capitalized while the costs of repairs and maintenance are charged to expense as incurred. The costs of assets retired or otherwise disposed of and the applicable accumulated depreciation are removed from the accounts, and the resulting gain or loss is reflected in operations. Other property and equipment costs are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 15 years.

     Capitalized Interest and Amortized Debt Costs:

      During fiscal 1997, 1996 and 1995, interest and associated costs of approximately $5.8 million, $2.8 million and $3.1 million, respectively were capitalized on significant investments in oil and gas properties that are not being currently depreciated, depleted, or amortized and on which exploration or development activities are in progress. Deferred debt issue costs and discount on senior secured notes are amortized on the straight-line basis over the term of the related debt agreement. The discount on senior secured notes is the amount attributable to the detachable Common Stock purchase warrants.

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

      Foreign Operations

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

  Stock Based Compensation:

       Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS No. 123") encourages, but does not require companies to record compensation costs for stock-based compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options, awards and warrants is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

  Earnings Per Share:

      During 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") and has restated all years presented in accordance therewith. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in earnings.

     Environmental Expenditures

      Environmental expenditures relating to current operations are expensed or capitalized, as appropriate, depending on whether such expenditures provide future economic benefits. Liabilities are recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Generally, such recognition coincides with the Company's commitment to a formal plan of action.

     Common Stock Reverse Split

      Effective December 17, 1997, the Company amended and restated its Certificate of Incorporation to effect a one-for-fifteen reverse split of the Company's Common Stock. All share amounts presented herein have been adjusted to reflect the reverse split.

     Recent Accounting Pronouncements

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's year ending December 31, 1998. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. The Company will be analyzing SFAS No. 130 during 1998 to determine what, if any, additional disclosures will be required.

      In June 1997, the FASB Issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective the Company's year ended December 31, 1998. This statement establishes standards for reporting of information about operating segments. The Company will be analyzing SFAS No. 131 during 1998 to determine what, if any, additional disclosures will be required.

(2)  Liquidity and Management's Plan

     The Company, in connection with its 1995 decision to dispose of its domestic properties, is generating minimal annual revenues and is devoting all of its efforts toward the development of its China properties. Although the Company has cash available in the amount of approximately $32 million as of December 31, 1997 (including restricted cash of approximately $10 million) and a positive working capital position, management anticipates that additional funds will be needed to meet all of its development and exploratory obligations until sufficient cash flows are generated from anticipated production to sustain its operations and to fund future development and exploration obligations.

      Management plans to generate the additional cash needed through the sale or financing of its domestic assets held for sale and the completion of additional equity, debt or joint venture transactions. There is no assurance, however, that the Company will be able to sell or finance its assets held for sale or to complete other transactions in the future at commercially reasonable terms, if at all, or that it will be able to meet its future contractual obligations. If production from the China properties commences in late 1998 or the first half of 1999, as anticipated, the Company's proportionate share of the related cash flow will be available to help satisfy cash requirements. However, there is likewise no assurance that such development will be successful and production will commence, and that such cash flow will be available.

(3)  Supplemental Cash Flow Information

     There were no income taxes paid for the years ended December
31, 1997, 1996 and 1995.

      The Company completed the following noncash transactions in 1997 and prior years in order to conserve cash for use in its core activities and to meet other obligations while honoring restrictions on cash use imposed by its bank agreement. Such transactions not reported elsewhere herein are as follows:

       1997
       ----

      On January 9, 1997, the Company accepted subscriptions for an aggregate of 21,057 shares of Series F Preferred Stock, issued in February to three individuals for 18,448 shares; 1,731 shares and 878 shares, respectively, at $65.00/share, in exchange for $225,000 in cash, cancellation of a consulting agreement, surrender of Common Stock and Warrants issued in connection with a consulting agreement, surrender of rights to acquire units of registered Common Stock and Warrants, surrender of certain registration rights covering 3,000,000 shares; and surrender of certain shares of Common Stock and Warrants issued in connection with compensation for past fundraising activities, surrender of rights to acquire units of registered Common Stock and Warrants and certain registration rights covering 75,000 shares.

     On May 20, 1997, the Company issued 11,816 shares of Amended Series A Preferred Stock and 133,914 warrants to acquire shares of Common Stock, in respect of approximately $1.0 million of accrued  interest  payable  to  those  institutional  holders  of
Secured Subordinated Debt who purchased $8 million of Amended Series A Preferred Stock. The shares of Amended Series A Preferred Stock were valued at $85.00 per share. The warrants issued are first exercisable on May 20, 1998, at an exercise price of $3.0945 per share, and expire on November 1, 2000.

     In October, 1997, the Company issued 30,000 shares of Common
Stock and granted .003215% in aggregate Net Revenue Interest on the Zhao Dong Block to, a former employee of the Company, and her attorneys in settlement of litigation against the Company.

     In October  1997, pursuant to an agreement effective October
1, 1997, the Company issued an aggregate of 53,333 shares of Common Stock as compensation to a resident of Taiwan who has performed services for the Company.

      On  November 11, 1997, the Company issued 26,667 shares  of
Common Stock and stock purchase warrants to acquire 13,333 shares of Common Stock to a consultant, as compensation pursuant to an agreement dated effective as of February 20, 1997.

      1996
      ----

      In March and April 1996, the Company sold units of Common Stock and Warrants through a placement agent in a Regulation S unit offering. As compensation for such unit offering the Company granted warrants to acquire an aggregate of 25,600 shares of Common Stock.

      As compensation for services performed resulting in Apache Corp. purchasing an additional interest in the Zhao Dong Block, during the first quarter the Company issued 3,333 shares of Common Stock to a finder and amended the finder's existing warrants to acquire 33,333 shares of Common Stock as to exercise price, expiration date and forced conversion feature, to conform the terms of such warrants to the terms of warrants granted in the Regulation S unit offering noted above.

      As compensation for identifying the placement agent for the Regulation S unit offering, the finder earned a four percent stock fee of the gross proceeds of the offering. In payment of this fee, the Company during the first quarter, issued 17,817 shares of Common Stock in connection with the initial closing and during the second quarter issued an aggregate 8,192 shares of Common Stock as compensation for the subsequent closings.

      Effective March 1, 1996, the terms of warrants issued to a financial advisor were amended as partial consideration for introducing to the Company the purchaser of the Gonzalez Gas Unit, comprising a portion of the Berry R. Cox Field. The warrant exercise price was reduced from $15.00 to $7.50 and the term of the warrant was extended for three years to March 1, 1999.

      During August 1996, the Company issued to a finder 18,666 warrants to purchase 18,666 shares of Common Stock, as compensation for the placement with their clients of 186,666 units, comprised of shares of Common Stock and warrants to purchase Common Stock.

     During October 1996, the Company issued approximately 93,333 shares of Common Stock plus warrants to acquire 166,666 shares of Common Stock, as compensation to an individual in consideration for a consulting arrangement, whereby the consultant would introduce persons interested in investing in China through the
Company. During February 1997, the consultant canceled the consultant agreement and returned to the Company the shares and warrants issued in connection therewith.

      During October 1996, the Company issued 100,000 warrants to acquire 100,000 shares of Common Stock, as compensation to an individual for past fund raising services.

          1995
          ----

      During the first quarter of 1995, the Company issued  1,247 shares of Common Stock in payment of interest on funds escrowed in advance of purchase of Series D Preferred Stock.

      During September 1995, the Company issued 3,333 units, each unit comprised of one share of Common Stock and a five-year warrant to purchase one share of Common Stock, plus an additional five-year warrant on the same terms as the unit warrant to purchase 3,333 shares of Common Stock as compensation to an individual who assisted the Company with a private placement of approximately 200,000 units.

 (4) Receivables

      The Company's trade accounts receivable at December 31, 1997, arise primarily from business transactions with entities in the oil and gas industry, mostly located in Texas. An oil and gas purchaser with which the Company has contractual arrangements accounted for approximately 76 percent of oil and gas revenue receivables in 1997, 76 percent in 1996 and 67 percent in 1995.

 (5) Assets Held for Sale and Investments

     Assets Held for Sale
     --------------------

     Domestic Oil and Gas Properties
     -------------------------------

     During 1996, the Company was engaged in attempts to sell its remaining domestic oil and gas properties and had a contract in place for the sale of the property. Prior to the sale being consummated, the Company received service of three lawsuits filed by lessors of the most productive remaining leases, effectively thwarting the Company's ability to consummate the sale by casting doubt as to the Company's rights to certain interests in the leases and demanding damages. While the Company believes that the charges are without merit, it is of the opinion that the property cannot be sold until such time as the litigation is concluded or settled. In response to a request by the lessors' counsel, the Company has granted the lessors an extension of time to respond to discovery demands made by the Company and to allow sufficient time to pursue settlement of this litigation (see Note
11). As a result of these lawsuits the Company took an additional writedown of these properties aggregating $3.85 million during 1996.

      Lutcher Moore Tract
      -------------------

      During 1993, the Company completed the acquisition of a group of corporations which together owned 100 percent of an unevaluated 62,500-acre tract in southeastern Louisiana (the "Lutcher Moore Tract"). This property is pledged as collateral for the Lutcher Moore limited recourse debt (see Note 6). This property is being held for sale.

Investments
-----------

  Lube Oil Investment
  -------------------

      On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and southeast Asian markets. As of December 31, 1997, the Company has invested approximately $3.3 million in the project.

  Coalbed Methane Project
  -----------------------

      During 1995, the Company signed an agreement with the China National Administration of Coal Geology, pursuant to which the parties have commenced cooperation for the exploration and development of coalbed methane in two areas in China. As of December 31, 1997, the Company has invested approximately $0.6 million in the project.

 (6) Debt

     Long-term debt consists of the following (000's):

                                                            December 31
                                                            -----------
                                                           1997     1996
                                                           ----     ----
     Senior secured notes, net of unamortized discount  $ 61,310   $    --
     Collateralized credit facility                           --    17,279
     Subordinated debt                                        --    15,000
     Office building mortgage loan                            --       652
                                                         -------   -------
                                                          61,310    32,931
     Lutcher Moore Group Limited Recourse Debt             2,524     5,091
                                                         -------    ------
                                                          63,834    38,022
     Less current maturities:
         Lutcher Moore Group Limited Recourse Debt        (2,524)   (5,091)
         Collateralized credit facility                       --   (17,279)
         Subordinated Debt                                    --   (15,000)
         Other current maturities                             --      (652)
                                                         -------    ------
                                                        $ 61,310   $    --
                                                         =======    ======


      Substantially  all  of the Company's  assets  collateralize
these  borrowings.   Accounts payable and accrued  costs  include
accrued interest at December 31, 1997 and 1996 of $1.8 million and $1.5 million, respectively.

     Senior Secured Notes
     --------------------

      On  May  20,  1997,  the Company sold  in  an  unregistered offering to qualified institutional buyers and accredited institutional investors (the "Note Offering") 75,000 Note Units, each consisting of $1,000 principal amount of 13.5% Senior Secured Notes due May 1, 2004 (collectively, the "Notes") and one Common Stock Purchase Warrant (collectively the "Note Warrants") to purchase 85 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), at an exercise price of
$3.09 per share, first exercisable after May 20, 1998. Total funds received of $75 million were allocated, $15 million to the Note Warrants and $60 million to the Notes. The value allocated to the Note Warrants is being amortized to interest expense over the term of the Notes. At December 31, 1997, the unamortized discount on the Notes is approximately $13.7 million.

      Interest on the Notes is payable semi-annually on May 1 and November 1, commencing November 1, 1997. The Notes will mature on May 1, 2004. The Notes are not redeemable at the option of the Company prior to May 1, 2002, except that the Company may redeem, at its option prior to May 1, 2002, up to 35% of the original aggregate principal amount of the Notes, at a redemption price of 113.5% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption, with the net proceeds of any equity offering completed within 90 days prior to such redemption; provided that at least $48.75 million in aggregate principal amount of the Notes remain outstanding. On or after May 1, 2002, the Notes are redeemable at the option of the Company, in whole or in part, at an initial redemption price of 106.75% of the aggregate principal amount of the Notes until May 1, 2003, and at par thereafter, plus accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of a change of control, as defined, the Company will be obligated to make an offer to purchase all outstanding Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. Total interest expense incurred on the Notes was approximately $6.2 million for the year ended December 31, 1997.

      The Senior Secured Notes restrict, among other things, the Company's ability to incur additional debt, incur liens, pay dividends, or make certain other restricted payments. It also limits the Company's ability to consummate certain asset sales, enter into certain transactions with affiliates, enter into mergers or consolidations, or dispose of substantially all the Company's assets. The Company's ability to comply with such covenants may be affected by events beyond its control. The breach of any of these covenants could result in a default. A default could allow holders of the Notes to declare all amounts outstanding and accrued interest immediately due and payable. Absent such payment, the holders could proceed against any collateral granted to them to secure such indebtedness, which includes all of the stock of the Company's principal operating subsidiary, XCL-China, which has guaranteed such indebtedness. A foreclosure on the stock of XCL China could trigger Apache's right of first refusal under the Participation Agreement to purchase such stock or its option to purchase the Company's interest in the Contract. There can be no assurance that the assets of the Company and XCL-China (a "Subsidiary Guarantor"), or any other Subsidiary Guarantors would be sufficient to fully repay the Notes and the Company's other indebtedness.

(7)  Shareholders' Equity

  Preferred Stock
  ---------------

      As of December 31, 1997 and 1996, the Company had the following shares of Preferred Stock issued and outstanding:


                                            Preference in      1997 Dividends
                          Shares           Liquidation at      (In Thousands)
                     1997       1996      December 31, 1997       Declared   Accrued   Total
                     ----       ----      -----------------    ------------- -------   -----
Series A                 --      577,803       $        --      $  9,678     $   --  $ 9,678
Series B             44,465       44,954         4,446,500           262        186      448
Series E                 --       46,654                --           750         --      750
Series F             22,318           --         2,231,800           127        133      260
Amended Series A  1,129,453           --        96,003,505         1,098      1,494    2,592
                                               -----------        ------      -----   ------
                                              $102,681,805       $11,915     $1,813  $13,728
                                               ===========        ======      =====   ======

     Amended Series A Preferred Stock
     --------------------------------

      On  May  20,  1997,  the Company sold, in  an  unregistered offering to qualified institutional buyers and accredited institutional investors (the "Equity Offering") 294,118 Equity Units, each consisting of one share of Amended Series A, Cumulative Convertible Preferred Stock, par value $1.00 per share ("Amended Series A Preferred Stock"), and one Common Stock Purchase Warrant (collectively, the "Equity Warrants") to purchase approximately 22 shares of the Company's Common Stock, at an initial exercise price of $3.09 per share, first exercisable on May 20, 1998.

      Each share of Amended Series A Preferred Stock has a liquidation value of $85.00, plus accrued and unpaid dividends. Dividends on the Amended Series A Preferred Stock are cumulative from May 20, 1997 and are payable semi-annually, commencing November 1, 1997, at an annual rate of $8.075 per share. Dividends are payable in additional shares of Amended Series A Preferred Stock (valued at $85.00 per share) through November 1, 2000, and thereafter in cash, or at the election of the Company, in additional shares of Amended Series A Preferred Stock. The Amended Series A Preferred Stock is convertible into Common Stock, at any time after the first anniversary of the issue date, at the option of the holders thereof, unless previously redeemed, at an initial conversion price of $7.50 per share of Common Stock (equivalent to a rate of 11 shares of Common Stock for each share of Amended Series A Preferred Stock), subject to adjustment under certain conditions. The Company is entitled to require conversion of all the outstanding shares of Amended Series A Preferred Stock, at any time after November 20, 1997 if the Common Stock shall have traded for 20 trading days during any 30 consecutive trading day period at a market value equal to or greater than 150% of the prevailing conversion rate.

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

      Effective November 10, 1997, by consent of in excess of 88 percent of the outstanding shares of Series A Preferred Stock such series of preferred stock was amended, reclassified and converted to Amended Series A Preferred Stock. As a consequence of such consent all dividend arrearages, and accrued and unpaid dividends were paid in additional shares of Amended Series A Preferred Stock. This amendment resulted in approximately 726,907 shares of Amended Series A Preferred Stock being issued in respect of such reclassification and payment of dividends.

      Effective November 10, 1997, by consent of in excess of 67 percent of the outstanding Series E Preferred Stock such series of preferred stock was amended, reclassified and converted to Amended Series A Preferred Stock. As a consequence of such consent all accrued and unpaid dividends were paid in additional shares of Amended Series A Preferred Stock. This amendment resulted in approximately 63,706 shares of Amended Series A Preferred Stock being issued in respect of such reclassification and payment of dividends.

     Series B Preferred Stock
     ------------------------

      The Series B, Cumulative Convertible Preferred Stock, par value $1.00 per share (the "Series B Preferred Stock") bears a cumulative fixed dividend at an annual rate of $10 per share, payable semiannually, and is entitled to 50 votes per share on all matters on which Common Stockholders are entitled to vote and separately as a class on certain matters; ranks senior to the Common Stock and pari passu with the Amended Series A and Series F Preferred Stocks of the Company with respect to the payment of dividends and distributions on liquidation; and has a liquidation preference of $100 per share plus accumulated dividends.

     On May 16, 1995, the Company received notice from the Series B Preferred holder exercising its redemption rights. The Company elected to redeem in shares of Common Stock and the holder exercised its option to have the Company sell its shares of Common Stock. The aggregate redemption price was $5 million, plus accrued dividends from January 1, 1995 to the date of redemption. Approximately 5,535 shares had been redeemed at December 31, 1997, from the sale of approximately 353,333 shares of Common Stock. In July 1997, the holder of the Series B Preferred Stock sued the Company and each of its directors with respect to the alleged failure of the Company to redeem the Series B Preferred Stock in accordance with the terms of the Purchase Agreement and Certificate of Designation. In settlement of that lawsuit in March 1998, the holder of the Series B Preferred Stock revoked and withdrew its redemption notice and sold its shares of Series B Preferred Stock and accompanying warrants. The purchasers exchanged the stock and warrants for 44,465 shares of Amended Series B Preferred Stock and warrants to purchase 250,000 shares of Common Stock at an exercise price of $5.50 per share, subject to adjustment, expiring March 2, 2002, and received 2,620 shares of Amended Series B Preferred Stock in payment of all accrued and unpaid dividends on the Series B Preferred Stock.

      Each share of Amended Series B Preferred Stock has a liquidation value of $100, plus accrued and unpaid dividends. Dividends on the Amended Series B Preferred Stock are cumulative from March 3, 1998 and are payable semi-annually on June 30 and December 31 of each year, at an annual rate of $9.50 per share if paid in cash. In lieu of payment in cash, the Company may, at its option, elect to pay any dividend in kind in shares of either Common Stock or Amended Series B Preferred Stock at the option of the holder. If such dividend is paid in shares of Amended Series B Preferred Stock, the dividend will be 0.0475 shares of dividend stock per share of Amended Series B Preferred Stock held. If the dividend is paid in shares of Common Stock, the dividend shall equal the number of shares of Common Stock equal to the quotient obtained by dividing $4.75 by the lowest average closing price per share of Common Stock as calculated for the last 5, 10 and 30 trading days preceding the dividend payment date. Fractional shares will be paid in cash or aggregated and sold on behalf of the holders. The Amended Series B Preferred Stock is convertible into Common Stock, at any time after the earlier of the effective date of the registration of such Common Stock or August 31, 1998.

     Series F Preferred Stock
     ------------------------

     In January 1998, the holders of the Series F Preferred Stock approved an amendment to the "forced conversion" terms of the Series F Preferred Stock. Effective January 16, 1998, the Company forced conversion of the Series F Preferred Stock and an aggregate of 633,893 shares of Common Stock were issued upon conversion and in payment of accrued and unpaid dividends. In consideration for such amendment the holders of the Series F Preferred Stock were issued warrants to acquire an aggregate of 153,332 shares of Common Stock at an exercise price of $0.15 per share.

       Dividends
       ---------

     Prior to November 1997, dividends with respect to the Series A Preferred Stock were in arrearage. Effective November 10, 1997, the Series A Preferred Stock was amended, reclassified and converted to Amended Series A Preferred Stock. As a consequence of such consent all dividend arrearages, and accrued and unpaid dividends were paid in additional shares of Amended Series A Preferred Stock.

      Dividends during 1997 and 1996 on the Series B Preferred Stock were paid from proceeds of sales of redemption stock, which were applied first to accrued dividend then the redemption of shares of Series B Preferred Stock. On March 3, 1998, all accrued and unpaid dividends on the Series B Preferred Stock were paid in shares of Amended Series B Preferred Stock.

      During 1996, the Company issued 2,218 shares of Series E Preferred Stock in payment of the June 1996 dividends payable on the Series E Preferred Stock. During 1997, the Company issued 5,261 shares of Series E Preferred Stock in payment of the December 31, 1996 and June 30, 1997 dividends on the Series E
Preferred Stock. Effective November 10, 1997, the Series E Preferred Stock was amended, reclassified and converted to Amended Series A Preferred Stock. As a consequence of such consent all dividend arrearages, and accrued and unpaid dividends were paid in additional shares of Amended Series A Preferred Stock.

      During  1997, the Company issued 1,261 shares of  Series  F
Preferred Stock in payment of the June 30, 1997 dividends payable on the Series F Preferred Stock.

      On November 3, 1997, 12,906 shares of Amended Series A Preferred Stock were issued in respect of the dividend payable November 1, 1997, in the amount of $1.1 million. Upon conversion of the Series A and Series E Preferred Stocks into Amended Series A Preferred Stock, approximately $9.23 in accrued and unpaid dividends on Series A Preferred Stock and approximately $0.2 in accrued and unpaid dividends on the Series E Preferred Stock were paid through the issuance of 790,613 additional shares of Amended Series A Preferred Stock.

  Common Stock
  ------------

      The  Company  issued  1,322,034,  1,888,461  and  1,264,854 shares of Common Stock during 1997, 1996 and 1995, respectively. The Company had 20,307,454, 18,980,805 and 16,909,532 shares of
Common Stock outstanding at December 31, 1997, 1996 and 1995, respectively.

      Common Stock Warrants
      ----------------------

      As of December 31, 1997, outstanding warrants to purchase the Company's Common Stock are as follows:

                                  Common Stock
                                  Issuable Upon   Warrant Exercise   Proceeds if
                                    Exercise          Price          Exercised
                                   ----------     ---------------   ---------
Total Warrants Expiring in 1998         6,667         $11.25         $    75,000
Total Warrants Expiring after 1998 17,820,088     $0.15 to $22.50     69,000,193
                                   ----------                         ----------
        Total Warrants             17,826,755                        $69,075,193
                                   ==========                         ==========

      During November 1996, the Company offered a holder of 136,000 warrants exercisable at $5.25 per share a reduction in the exercise price of such warrants to $1.875 per share in exchange for the immediate exercise of such warrants and the issuance of a like number of new warrants. In January 1997, 136,000 shares of Common Stock were issued upon the exercise of the warrants and 136,000 new warrants were issued, exercisable at $1.875 per share. The Company received $255,000 upon exercise of these warrants.

      During February 1997, the Company offered to reduce the exercise price on a total of 368,000 warrants issued in connection with Regulation S offerings in December 1995 and March 1996, in exchange for their immediate exercise. The offer was made to reduce the warrant price from $3.75 to $3.30 per share. One holder of 176,000 warrants accepted the offer and exercised all 176,000 warrants for which the Company received net proceeds of $555,400. The Placement Agent agreed to accept $0.15 per share rather than 8% of the exercise price as required under the Placement Agent Agreement.

      During April 1997, the Company issued an aggregate of 200,000 shares of Common Stock upon the exercise of warrants at $1.875 per share and received an aggregate of $375,000 upon exercise of such warrants.

       During  August  and October 1997, the  Company  issued  an aggregate of 100,000 shares of Common Stock upon the exercise  of warrants  at $2.8125 per share and received proceeds of  $281,250 upon exercise of such warrants.

      During  October 1997, the Company issued 24,000  shares  of
Common Stock upon the exercise of warrants at $1.875 per share and received $45,000 in proceeds from such exercise.

     Loss Per Share

      The following table sets forth the computation of basic and diluted loss per share.

                                            For the Years Ended December 31,
                                            _________________________________

                                           1997        1996            1995
                                           ----        ----            ----
Number of shares on which basic loss
  per share is calculated:                20,541      17,705          16,047

Number  of  shares  on  which  diluted
  loss per  share is calculated:          20,541      17,705          16,047

    Net loss applicable to common
     shareholders                      $ (27,722)  $ (17,430)      $ (92,658)

    Basic loss per share               $   (1.36)  $   (0.98)      $   (5.77)
    Diluted loss per share             $   (1.36)  $   (0.98)      $   (5.77)

      The effect of 33,902,036, 5,103,082 and 4,398,380 shares of potential common stock were anti-dilutive in 1997, 1996 and 1995, respectively, due to the losses in all three years.

(8)  Income Taxes

      The Company has significant loss carryforwards which have been recorded as deferred tax assets. Due to realization of such amounts being deemed uncertain with respect to the provisions of SFAS No. 109, a valuation allowance has been recorded for the entire amount.

      The  significant components of the net deferred tax expense
(benefit) for 1997 and 1996, were as follows (000's):

                                                      1997            1996
                                                      ----            ----
Current year domestic net operating loss           $ (4,758)      $  (4,387)
Current year Chinese deferred costs                    (356)           (829)
Prior year under accrual of Chinese deferred costs     (537)             --
Tax/book depreciation, depletion and amortization
  difference                                          3,149           3,046
Oil and gas property expenditures treated as
   expense for income tax purposes                       --              41
Other accruals                                           13          (1,348)
Reserve for investments                                  --            (855)
Increase (decrease) in valuation allowance            2,489           4,332
                                                    -------         -------
                                                   $     --       $      --
                                                    =======         =======

      The components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996, were as follows (in
000's):

                                                      1997           1996
                                                      ----           ----
     Deferred tax assets:
         Domestic net operating loss carryforwards  $  63,730   $   58,972
         Chinese deferred costs                         4,439        3,546
         Other liabilities and reserves                 2,802        2,815
         Property and equipment, net                   12,593       15,742
         Valuation allowance                          (83,564)     (81,075)
                                                      -------    ---------
     Total deferred tax assets                      $     --    $       --
                                                     ========     ========

      At December 31, 1997, the Company had net operating loss carryforwards for tax purposes in the approximate amount of $174 million which are scheduled to expire by the year 2012. Additionally, the Company has available acquired net operating loss carryforwards, in the approximate amount of $9 million, which are scheduled to expire by the year 2000, and which are available to offset taxable income of an acquired subsidiary. Use
of   the   net  operating  loss  carryforwards  is  subject   to
limitations under Section 382 of the Internal Revenue Code.

      At December 31, 1997, the Company had alternative minimum tax net operating loss carryforwards in the approximate amount of $114 million which are scheduled to expire by the year 2012. Additionally, the Company has acquired alternative minimum tax net operating loss carryforwards in the approximate amount of $12 million which are scheduled to expire by the year 2000, and which are available for use by an acquired subsidiary. The Company also has $1.0 million of general business credit carryforwards which are available until the year 2000 to offset future tax liabilities of an acquired subsidiary. The Company also has deferred costs associated with its Chinese operations of approximately $13 million. The costs will be amortized and deducted for Chinese tax purposes when the Company generates revenue from its Chinese operations.

(9)  Stock Option Plans

      The Company's stock option plans, administered by the compensation committee, provide for the issuance of incentive and nonqualified stock options. Under these plans the Company is authorized to grant options to selected employees, directors and consultants to purchase shares of the Company's Common Stock at an exercise price (for the Company's incentive stock options) of not less than the market value at the time such options are granted and are accounted for in accordance with Accounting Principles Board Opinion No. 25. In June 1992, the shareholders of the Company approved the adoption of the Company's Long-Term Stock Incentive Plan ("LTSIP") under which the Company is authorized to issue an aggregate of 16.5 million shares of Common Stock pursuant to future awards granted thereunder.

      In December 1997, the shareholders of the Company approved the amendment and restatement of the Company's LTSIP, effective as of June 1, 1997, (i) increasing the number of shares issuable under the LTSIP by 4 million (post-split) shares of Common Stock,
(ii) authorizing 200,000 shares of preferred stock for issuance under the LTSIP, and (iii) ratifying certain grants of non-qualified stock options and restricted stock awards to certain officers and directors of the Company. The LTSIP, as amended and restated, also allows for the grant of appreciation option awards. A grant of an appreciation option award to Mr. Miller was ratified at that same meeting.

      The restricted stock awards generally rests only upon attainment of certain increases in the market price of the Company's Common Stock within four years from date of grant. All of the restricted stock awards entitle the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain conditions. Upon issuance of restricted shares, unearned compensation is charged to shareholders' equity for the cost of restricted stock and recognized as amortization expense ratably over the vesting period, as applicable. The amount recognized for 1997 was not material because the measurement date was December 17, 1997.

     The appreciation option awarded to the Chairman provides him with the right upon his payment of the exercise price (20% of amount entitled to receive) to additional compensation payable in cash or in shares of Common Stock based upon 5% of the difference between the market capitalization (as defined) of the Company as of June 1, 1997, and the date the option is exercised (no earlier than June 1, 2002). Because the option contemplates compensation determined with reference to increases in the market capitalization without restriction, there is no effective limit on the amount of compensation which may become payable thereunder. Deferred compensation of $3.2 million was recorded in connection with the appreciation option and is being amortized over the service period. The appreciation option expires on June 1, 2007. Compensation expense recognized in 1997 was approximately $373,000.

      Non-qualified options granted on June 1, 1997 for an option price  of  $3.75 per share resulted in compensation  expense  for
1997  of  $481,000.   The  measurement date  was  established  on
December 17, 1997, the date of shareholder approval.

      A summary of the stock option plans activity for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                                        Weighted Average
                                             Shares    Option Price Per Share   Exercise Price
                                            -------    ----------------------  ----------------
Outstanding at December 31, 1994              831,012    $12.50 - $22.50            $18.83
Granted                                        45,333        $18.75                 $18.75
Forfeited                                    (104,167)   $12.50 - $22.50            $18.23
                                            ---------    ---------------
Outstanding at December 31, 1995              772,178    $12.50 - $22.50            $18.91
Granted                                        16,133        $18.75                 $18.75
Forfeited                                    (101,467)   $18.75 - $22.50            $20.14
                                            ---------    ---------------
Outstanding at December 31, 1996              686,844    $12.50 - $22.50            $18.72
Granted                                     2,000,000         $3.75                 $3.75
Forfeited                                      (7,238)   $18.75 - $22.50            $19.12
                                            ---------    ---------------
Outstanding at December 31, 1997            2,679,606     $3.75 - $22.50            $7.55
                                            =========     ==============

Options exercisable at December 31, 1997      676,451
                                              =======
Options exercisable at December 31, 1998      676,089
                                              =======
Options exercisable at December 31, 1999      683,888
                                              =======

      The following table summarizes information about stock options outstanding at December 31, 1997:

                         Options Outstanding                                     Options Exercisable
______________________________________________________________________   __________________________________
                                    Weighted average
  Range of         Outstanding at     remaining life   Weighted average  Exercisable at     Weighted Average
Exercise Prices   December 31, 1997       years        exercise price    December 31, 1997   exercise price
---------------   ----------------   ---------------   ----------------  -----------------  ---------------
    $3.75            2,000,000              9.5             $3.75                 --               --
$18.75-$22.50          679,606              3.4            $18.72            676,451           $18.72
                     ---------                                              --------            -----
                     2,679,606                                               676,451           $18.72
                     =========                                              ========            =====

The  weighted average fair value of options granted  during  1997 was $5.50.

      If compensation expense for the stock options had been determined and recorded based on the fair value on the grant date using the Black-Scholes option pricing model to estimate the theoretical future value of those options, the Company's net loss per share amounts would have been reduced to the pro forma amounts indicated below (000's, except per share data):

                                       1997           1996         1995
                                       ----           ----         ----
     Net loss as reported          $ (27,722)     $ (17,430)   $  (92,658)
     Compensation expense              1,012            126           537
                                     -------        -------      --------
     Pro forma loss                $ (28,734)     $ (17,556)   $  (93,195)
                                     =======        =======      ========
     Pro forma loss per share:
        Basic                      $   (1.40)     $   (0.99)   $    (5.81)
                                    ========       ========      ========
        Diluted                    $   (1.40)     $   (0.99)   $    (5.81)
                                    ========       ========      ========

     Weighted average shares          20,451         17,705        16,047
                                      ======         ======        ======

Due to uncertainties in these estimates, such as market prices, exercise possibilities and the possibility of future awards and cancellations, these pro forma disclosures are not likely to be representative of the effects on reported income for future years.

For pro forma purposes, the fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

                            1997             1996            1995
                            ----             ----            ----
Expected life (years)         10              10              10
Interest rate               5.87%           6.68%           6.78%
Volatility                135.00%         100.00%         100.00%
Dividend yield                --              --              --

(10) Employee Benefit and Incentive Compensation Plans

      In 1989, the Company adopted an employee benefit plan under
Section 401(k) of the Internal Revenue Code, for the benefit of employees meeting certain eligibility requirements. The Company has received a favorable determination letter from the Internal Revenue Service regarding the tax favored status of the 401(k) plan. Employees can contribute up to 10 percent of their compensation. The Company, at its discretion and subject to certain limitations, may contribute up to 75 percent of the amount contributed by each participant. There were no Company contributions in 1997, 1996 or 1995.

 (11)     Commitments and Contingencies

     Other commitments and contingencies include:

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

          The Production Sharing Agreement includes the following additional principal terms:

          The Production Sharing Agreement is basically divided into three periods: the Exploration period, the Development period and the Production period. Work to be performed and expenditures to be incurred during the Exploration period, which consists of three phases totaling seven years from May 1, 1993, are the exclusive responsibility of the Contractor (the Company and its partner as a group). The Contractor's obligations in the three exploration phases are as follows:

          1. During the first three years, the Contractor is required to drill three wildcat wells, perform seismic data acquisition and processing and expend a minimum of $6 million. These obligations have been met.

          2. During the next two years, the Contractor is required to drill two wildcat wells, perform seismic data acquisition and processing and expend a minimum of $4 million (The Contractor has elected to proceed with the second phase of the Contract. The seismic data acquisition requirement for the second phase has been satisfied.)

          3. During the last two years, the Contractor is required to drill two wildcat wells and expend a minimum of $4 million.

          4. The Production Period for any oil and/or gas field covered by the Contract (the "Contract Area") will be 15 consecutive years (each of 12 months), commencing for each such field on the date of commencement of commercial production (as determined under the terms of the Contract). However, prior to the Production Period, and during the Development Period, oil and/or gas may be produced and sold during a long-term testing period.

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

     o On July 26, 1996, an individual filed three lawsuits against a wholly owned subsidiary with respect to oil and gas properties held for sale. One suit alleges actual damage of $580,000 plus additional amounts that could result from an accounting of a pooled interest. Another seeks legal and related expenses of $56,473 from an allegation the plaintiff was not adequately represented before the Texas Railroad Commission. The third suit seeks a declaratory judgement that a pooling of a 1938 lease and another in 1985 should be declared terminated and further plaintiffs seek damages in excess of $1 million to effect environmental restoration. The Company believes these claims are without merit and intends to vigorously defend itself.

     o The Company is subject to other legal proceedings which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company or results of operations of the Company.

(12) Supplemental Financial Information

                 Quarterly Results of Operations

                                         Quarter
                            __________________________________
                            First     Second    Third    Fourth       Year
                            -----     ------    -----    ------       ----
                         (Thousands of Dollars, Except Per Share Amounts)
1997
----
Oil and gas revenues     $    85   $     53   $    52    $     46    $    236
Loss from operations        (816)      (774)     (976)     (5,492)     (8,058)
Net loss                  (1,211)    (1,215)     (417)    (11,151)    (13,994)
Net loss per share
    Basic                  (0.15)     (0.16)    (0.11)      (0.94)      (1.36)
    Diluted                (0.15)     (0.16)    (0.11)      (0.94)      (1.36)

1996
----
Oil and gas revenues    $    576   $    361   $    94    $    105    $  1,136
Loss from operations      (1,057)    (1,970)   (1,606)     (5,160)     (9,793)
Net loss                  (1,641)    (3,062)   (1,733)     (5,638)    (12,074)
Net loss per share
   Basic                   (0.17)     (0.20)    (0.17)      (0.38)      (0.98)
   Diluted                 (0.17)     (0.20)    (0.17)      (0.38)      (0.98)

        Supplemental Oil and Gas Information (Unaudited)

      The following supplementary information is presented in accordance with the requirements of Statement of Financial
Accounting  Standards  No. 69 - "Disclosures About  Oil  and  Gas
Producing Activities."

        Results of Operations from U.S. Oil and Gas Producing
                           Activities

      The results of operations from oil and gas producing activities for the three years ended December 31, 1997 are as follows (000's):

                                                   Year Ended December 31
                                                   ----------------------
                                                     1997     1996    1995
                                                     ----     ----    ----
Revenues from oil and gas producing activities:
      Sales to unaffiliated parties               $   236   $  1,136  $ 2,480
                                                    -----    -------   ------
Production (lifting) costs:
      Operating costs (including marketing)           210        342      985
      State production taxes and other                 13         28       51
                                                    -----     ------   ------
             Production costs                         223        370    1,036
Depletion and amortization                             77        437    1,989
Provision for impairment of oil and gas properties     --      3,850   75,300
                                                    -----    -------  -------
              Total expenses                          300      4,657   78,325
                                                    -----    -------  -------
Pretax loss from producing activities                 (64)    (3,521) (75,845)
Income tax expense                                     --         --       --
                                                    -----    -------   ------
Results of oil and gas producing activities
  (excluding corporate overhead and interest costs) $ (64)   $(3,521) $(75,845)
                                                     ====     ======   =======

      The  depreciation, depletion and amortization  (DD&A)  rate averaged $0.81, $0.96 and $1.23 per equivalent Mcf in 1997,  1996 and 1995, respectively.


  Capitalized Costs

      Capitalized costs relating to the Company's proved and unevaluated oil and gas properties, are as follows (000's):

                                                        December 31
                                                     -----------------
                                                       1997      1996
                                                       ----      ----
   Foreign proved and unevaluated properties under
     development                                    $ 54,304   $ 34,305


      The capitalized costs for the foreign properties represent cumulative expenditures related to the Zhao Dong Block Production
Sharing Agreement and will not be depreciated, depleted or amortized until production is achieved.

      The Company's investment in oil and gas properties as of December 31, 1997, includes proved and unevaluated properties which have been excluded from amortization. Such costs will be evaluated in future periods based on management's assessment of exploration activities, expiration dates of licenses, permits and concessions, changes in economic conditions and other factors. As these properties become evaluated or developed, their cost and related estimated future revenue will be included in the calculation of the DD&A rate. Such costs were incurred as follows:

      Costs for foreign proved and unevaluated properties under development were incurred as follows (000's):


                                                  Year Ended December 31
                                            -----------------------------------
                                                                         1994
                                 Total       1997      1996     1995   and Prior
                                 -----       ----      ----     ----   --------
  Property acquisition costs    $ 40,616  $ 14,208  $  4,223  $ 7,023  $ 15,162
  Capitalized interest costs      13,688     5,791     2,767    2,596     2,534
                                  ------    ------    ------    -----    ------
      Total foreign proved and
         unevaluated properties
         under development      $ 54,304  $ 19,999  $  6,990  $ 9,619  $ 17,696
                                  ======    ======     =====    =====    ======

  Capitalized Costs Incurred
  ---------------------------

     Total capitalized costs incurred by the Company with respect to its oil and gas producing activities including those held for sale were as follows (000's):

                                                   Year Ended December 31
                                                  ------------------------
                                                   1997     1996     1995
                                                   ----     ----     ----
     Costs incurred:
         Unproved properties acquired            $    --  $   --   $  7,209
         Capitalized internal costs                2,466     822        135
         Capitalized interest and amortized debt
          costs                                    5,791   2,767      3,075
     Exploration                                   6,833   3,401         --
     Development                                   4,909       4      1,590
                                                  ------   -----     ------
                       Total costs incurred      $19,999  $6,994    $12,009
                                                  ======   =====     ======

                   Proved Oil and Gas Reserves

      The following table sets forth estimates of the Company's net interests in proved and proved developed reserves of oil and gas and changes in estimates of proved reserves. The Company's net interests in 1997 and 1996 are located in China and in 1995 were located in the United States.

                                                        Crude Oil (MBbls)
                                                    ------------------------
                                                    1997      1996      1995
                                                    ----      ----      ----
Proved reserves -
   Beginning of year                                10,579        --      294
     Discoveries                                     1,183    10,579       --
     Revisions of previous estimates                    --        --       24
     Production                                         --        --      (19)
     Purchases (sales) of minerals in place             --        --     (241)
     Transfer of property to assets held for sale       --        --      (58)
                                                    ------    ------    -----
  End of year                                       11,762    10,579       --
                                                    ======    ======    =====
Proved developed reserves -
   Beginning of year                                    --        --      126
                                                    ------     -----    -----
   End of year                                          --        --       --
                                                    ======     =====    =====

                                                         Natural Gas (MMcf)
                                                     ------------------------
                                                     1997      1996      1995
                                                     -----     ----     -----
Proved reserves -
   Beginning of year                                    --        --   74,208
     Discoveries                                        --        --   (9,003)
     Revisions of previous estimates                    --        --       --
     Production                                         --        --   (1,474)
     Purchases (sales) of minerals in place             --        --   (6,274)
     Transfer of property to assets held for sale       --        --  (57,457)
                                                     -----    ------   ------
  End of year                                           --        --       --
                                                    ======    ======   ======
Proved developed reserves -
   Beginning of year                                    --        --   34,792
                                                    ------    ------   ------
   End of year                                          --        --       --
                                                    ======    ======   ======


      The Company's estimated quantities of oil and gas as of December 31, 1997 were prepared by H.J. Gruy and Associates,
Inc., independent engineers.

      The revisions in the Company's estimated quantities of gas and oil are attributable to revised estimates by Company engineers in 1995. For fiscal 1995 significant downward revisions were attributed to the Company's interest in the Cox Field in Texas due largely to performance of producing wells.

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

Standardized Measure of Discounted Future Net Cash Flows Related
----------------------------------------------------------------
                 to Proved Oil and Gas Reserves
                 -------------------------------

     The standardized measure of discounted future net cash flows from proved oil and gas reserves, determined in accordance with rules prescribed by the FASB, is summarized as follows:

                                                         Year Ended December 31
                                                      ----------------------------
                                                      1997 (a)  1996 (a)  1995 (a)
                                                      --------  --------  --------
                                                         (Thousands of Dollars)
Future cash inflows                                $  205,358  $ 222,797 $ 103,048
Future costs:
    Production, including taxes                       (45,624)   (39,033)  (20,937)
    Development                                       (41,093)   (40,904)  (35,276)
                                                      -------    -------   -------
Future net inflows before income taxes                118,641    142,860    46,835
Future income taxes (b)                                    --         --        --
                                                      -------    -------    ------
Future net cash flows                                 118,641    142,860    46,835
10% discount factor                                   (56,194)   (63,798)  (20,795)
Transfer of properties to assets held for sale             --         --   (26,040)
                                                     --------     ------    ------
Standardized measure of discounted net cash flows  $   62,447   $ 79,062  $     --
                                                     ========    =======   =======

_____________
(a)   1997  and  1996  represent  China  properties  only.   1995
represents U.S. properties only.
(b) No taxes have been reflected because of utilization of net operating loss carryforwards.

  Changes in Standardized Measure of Discounted Future Net Cash
  --------------------------------------------------------------
               Flow From Proven Reserve Quantities
               -----------------------------------

                                                    Year Ended December 31
                                               -------------------------------
                                               1997 (a)   1996 (a)   1995 (a)
                                               --------   --------   --------
                                                   (Thousands of Dollars)
Standardized measure-beginning of year        $ 79,062   $    --    $  60,248
Increases (decreases):
    Sales and transfers, net of production
      costs                                         --        --       (1,347)
    Net change in sales and transfer prices,
      net of production costs                  (16,396)       --      (15,095)
    Extensions, discoveries and improved
      recovery, net of future costs                 --    79,062           --
    Changes in estimated future development
      costs                                       (189)       --       (2,886)
    Development costs incurred during the
      period that reduced future development
      costs                                         --        --        1,117
    Revisions of quantity estimates                 --        --       (8,003)
    Accretion of discount                           --        --        6,024
    Purchase (sales) of reserves in place           --        --       (4,654)
    Changes in production rates (timing) and
     other                                          --        --       (9,364)
    Reclassification of reserves to assets
      held for sale                                 --        --      (26,040)
                                               -------    ------      -------
Standardized measure-end of year              $ 62,477  $ 79,062     $     --
                                               =======   =======      =======

__________
(a)   1997  and  1996  represent  China  properties  only.   1995
represents U.S. properties only.

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of  XCL-China Ltd.

We have audited the financial statements of XCL-China Ltd. listed in Item 14(a) of this Annual Report on Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XCL-China Ltd. as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated production revenues and is dependent upon its parent to meet its cash flow requirements and must, in conjunction with its parent company, generate additional cash flows to satisfy its development and exploratory obligations with respect to its oil and gas properties. There is no assurance that the Company or its parent will be able to generate the necessary funds to satisfy these contractual obligations and to ultimately achieve profitable operations, which creates doubt about its ability to continue as a going concern. Managements' plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   COOPERS & LYBRAND L.L.P.



Miami, Florida
April 10, 1998

                         XCL-China, Ltd.
                          BALANCE SHEET
                     (Thousands of Dollars)
                                                              December 31
                                                           --------------
                             A S S E T S                   1997      1996
                             -----------                   ----      ----
Current assets:
      Accounts receivable, net                            $  101    $   122
      Other                                                    2         45
                                                           -----      -----
                       Total current assets                  103        167
                                                           -----      -----
Property and equipment:
      Oil and gas (full cost method):
           Proved properties under development not
             being amortized                              21,172     13,571
           Unevaluated properties                         33,132     21,238
                                                         -------     ------
                                                          54,304     34,809
      Other                                                  167        138
                                                          ------     ------
                                                          54,471     34,947
      Accumulated depreciation                                (1)        --
                                                          ------     ------
                                                          54,470     34,947
                                                          ------     ------
Other assets                                                 668         --
                                                          ------     ------
                       Total assets                     $ 55,241   $ 35,114
                                                          ======     ======

L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
-------------------------------------------------------------------

Current liabilities:
      Accounts payable and accrued costs                $   285    $    556
      Due to joint venture partner                        4,503       4,202
                                                         ------      ------
           Total current liabilities                      4,788       4,758
                                                         ------      ------
Due to parent                                            52,383      31,573
Commitments and contingencies (Notes 2 and 5)
Shareholders' equity:
      Common stock-$.01 par value; authorized
        5 million shares at December 31, 1997 and
        1996; issued shares of 1,000 shares at
        December 31, 1997 and 1996                          --           --
      Retained deficit                                  (1,930)      (1,217)
                                                       -------      -------
           Total shareholders' deficit                  (1,930)      (1,217)
                                                       -------      -------
               Total liabilities and shareholders'
                 deficit                              $ 55,241     $ 35,114
                                                       =======       ======

 The accompanying notes are an integral part of these financial statements.\

                         XCL-China, Ltd.

                     STATEMENT OF OPERATIONS
                         (In Thousands)

                                           Year Ended December 31
                                           ----------------------
                                           1997     1996      1995
                                           ----     ----      ----
Revenues                                $    --   $   --    $   --
                                           ----     ----     -----
Costs and operating expenses:

Depreciation                                  1       --        --
      General and administrative costs      578      702       536
                                           ----    -----     -----
                                            579      702       536
                                           ----    -----     -----
Operating loss                             (579)    (702)     (536)
                                           ----    -----     -----
Other income (expense):
      Interest expense, net of amounts
        capitalized                        (134)      --        --
      Interest income                        --       --        49
                                           -----    -----    -----
                                           (134)      --        49
                                           -----    -----    -----
Net loss                                 $ (713)  $ (702)   $ (487)
                                           =====    ====      ====


 The accompanying notes are an integral part of these financial statements.

                            XCL-China

               STATEMENT OF SHAREHOLDERS' DEFICIT
                     (Thousands of Dollars)


              Balance, December 31, 1994      $      (28)
                   Net loss                         (487)
                                                 -------
              Balance, December 31, 1995            (515)
                   Net loss                         (702)
                                                 -------
              Balance, December 31, 1996          (1,217)
                   Net loss                         (713)
                                                 -------
              Balance, December 31, 1997      $   (1,930)
                                                 =======

 The accompanying notes are an integral part of these financial statements.

                         XCL-China, Ltd.

                     STATEMENT OF CASH FLOWS
                     (Thousands of Dollars)

                                                       Year Ended December 31
                                                    ---------------------------
                                                    1997       1996      1995
                                                    ----       ----      ----
Cash flows from operating activities:
    Net loss                                     $  (713)    $  (702)  $  (487)
                                                   -----       -----     -----
    Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation                                   1          --        --
        Change in assets and liabilities:
             Accounts receivable                      21         (58)      624
             Accounts payable and accrued costs       30       2,825       801
             Other, net                             (625)         83        81
                                                   -----      ------     -----
                  Total adjustments                 (573)      2,850     1,506
                                                   -----      ------     -----
                  Net cash (used in) provided
                   by operating activities        (1,286)      2,148     1,019
                                                   -----      ------     -----
Cash flows from investing activities:
    Capital expenditures                         (15,889)     (4,237)   (7,284)

    Other                                             --         249      (179)
                                                  ------      ------    ------
                  Net cash used in investing
                    activities                   (15,889)     (3,988)   (7,463)
                                                  ------      ------    ------
Cash flows from financing activities:
    Loan proceeds                                  6,100          --        --
    Payment of long-term debt                     (6,100)         --        --
    Due to parent                                 17,175       1,840     4,468
                                                  ------      ------    ------
                  Net cash provided by financing
                    activities                    17,175       1,840     4,468
                                                  ------      ------    ------
Net increase (decrease) in cash and cash
  equivalents                                         --          --    (1,976)
Cash and cash equivalents at beginning of year        --          --     1,976
                                                  ------      ------    ------
Cash and cash equivalents at end of year         $    --     $    --   $    --
                                                  ======       =====    ======

 The accompanying notes are an integral part of these financial statements.

                         XCL-China, Ltd.

                  NOTES TO FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies:

  Basis of Presentation:

      The  financial statements include the accounts of XCL-China
Ltd.  (the "Company"), a wholly owned subsidiary of XCL Ltd. (the
"parent").

     Use of Estimates in the Preparation of Financial Statements:

      The preparation of the Company's financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

  Oil and Gas Properties:

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

      The capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method based on estimates of proved oil and gas reserves. The reserves in 1997 and 1996 were estimated by independent petroleum engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that properties are impaired, the amount of the impairment is added to the capitalized costs to be depleted. The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized for the period that activities are in progress to bring these projects to their intended use.

      The Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis, and limits capitalized costs of oil and gas properties to the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties as adjusted for related tax effects and deferred tax reserves. If capitalized costs exceed this limit, the excess is charged to depreciation and depletion expense.

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

Capitalized Interest:

      During fiscal 1997, 1996 and 1995, interest and associated costs of approximately $5.8 million, $2.8 million and $3.1 million, respectively were capitalized on significant investments in oil and gas properties that are not being currently depreciated, depleted, or amortized and on which exploration or development activities are in progress.

  Revenue Recognition:

      Oil and gas revenues will be recognized using the accrual method at the price realized as production and delivery occurs.

     Foreign Operations

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

(2)  Liquidity and Management's Plan

      The Company's parent, in connection with its 1995 decision to dispose of its domestic properties, is devoting all of its efforts toward the development of the Company's properties. The Company has historically relied on its parent to meet its cash flow requirements. Although the parent has cash available in the amount of approximately $32 million as of December 31, 1997 (including restricted cash of approximately $10 million) and a positive working capital position, management anticipates that the Company and its parent will need additional funds to meet all of the development and exploratory obligations until sufficient cash flows are generated from anticipated production to sustain operations and to fund future development and exploration obligations.

      The parent plans to generate the additional cash needed through the sale or financing of its domestic assets held for sale and the completion of additional equity, debt or joint venture transactions. There is no assurance, however, that the parent will be able to sell or finance its assets held for sale or to complete other transactions in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations. If production from the Company's properties commences in late 1998 or the first half of 1999, as anticipated, the Company's proportionate share of the related cash flow will be available to help satisfy cash requirements. However, there is likewise no assurance that such development will be successful and production will commence, and that such cash flow will be available.

(3)  Supplemental Cash Flow Information

     There were no income taxes paid for the years ended December
31, 1997, 1996 and 1995.

 (4) Income Taxes

      Foreign income taxes are accounted for under the tax structure in that country, principally China. As of December 31, 1997, the Company does not have undistributed earnings available to its parent because of accumulated losses. Further, such losses have provided no tax benefit to the parent company and accordingly, there has been no tax impact. When necessary the Company will enter into an appropriate tax sharing arrangement with its parent.

(5)  Other Commitments and Contingencies

     Other commitments and contingencies include:

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

          The Production Sharing Agreement includes the following additional principal terms:

          The Production Sharing Agreement is basically divided into three periods: the Exploration period, the Development period and the Production period. Work to be performed and expenditures to be incurred during the Exploration period, which consists of three phases totaling seven years from May 1, 1993, are the exclusive responsibility of the Contractor (the Company and its partner as a group). The Contractor's obligations in the three exploration phases are as follows:

          1. During the first three years, the Contractor is required to drill three wildcat wells, perform seismic data acquisition and processing and expend a minimum of $6 million. These obligations have been met;

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

          4. The Production Period for any oil and/or gas field covered by the Contract (the "Contract Area") will be 15 consecutive years (each of 12 months), commencing for each such field on the date of commencement of commercial production (as determined under the terms of the Contract). However, prior to the Production Period, and during the Development Period, oil and/or gas may be produced and sold during a long-term testing period.

          The Production Sharing Agreement may be terminated by the Contractor at the end of each phase of the Exploration period, without further obligation.

(6)  Related Party Transactions

      The Company has consistently borrowed money from its parent for the acquisition of its oil and gas properties. The amount due the parent as of December 31, 1997 is approximately $52 million.
All of the Common Stock of the Company has been pledged as collateral for parent company debt and the Company is a guarantor on certain Senior Secured Notes described below.

     Senior Secured Notes of Parent Company

      On May 20, 1997, the parent company sold in an unregistered offering to qualified institutional buyers and accredited institutional investors 75,000 Note Units, each consisting of $1,000 principal amount of 13.5% Senior Secured Notes due May 1, 2004 and one Common Stock Purchase Warrant to purchase 85 shares of the parent's common stock, par value $0.01 per share (the "Common Stock"), at an exercise price of $3.09 per share, first exercisable after May 20, 1998.

      Interest on the Notes is payable semi-annually on May 1 and November 1, commencing November 1, 1997. The Notes will mature on May 1, 2004. The Notes are not redeemable at the option of the parent prior to May 1, 2002, except that the parent may redeem, at its option prior to May 1, 2002, up to 35% of the original aggregate principal amount of the Notes, at a redemption price of 113.5% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption, with the net proceeds of any equity offering completed within 90 days prior to such redemption; provided that at least $48.75 million in aggregate principal amount of the Notes remain outstanding. On or after May 1, 2002, the Notes are redeemable at the option of the parent, in whole or in part, at an initial redemption price of 106.75% of the aggregate principal amount of the Notes until May 1, 2003, and at par thereafter, plus accrued and unpaid interest, if any, to the date of redemption.

      The Senior Secured Notes restrict, among other things,  the parent's  and its subsidiaries ability  to  incur additional debt, incur  liens,  pay dividends,  or make certain other restricted
payments.   It  also limits  the  parent's ability to consummate
certain asset  sales, enter  into  certain  transactions with affiliates,  enter  into mergers  or consolidations, or dispose of substantially  all  the parent's  assets.  The  parent's  ability to  comply  with  such covenants  may  be  affected by events beyond its  control.  The breach  of  any of these covenants could result
in a default.   A default  could allow holders of the Notes to declare
all amounts outstanding and accrued interest immediately due and payable. A foreclosure on the stock of the Company could trigger Apache's right of first refusal under the Participation Agreement to purchase such stock or its option to purchase the parent's interest in the Contract. There can be no assurance that the assets of the parent and the Company, or any other Subsidiary
Guarantors would be sufficient to fully repay the Notes and the parent's other indebtedness.

        Supplemental Oil and Gas Information (Unaudited)

      The following supplementary information is presented in accordance with the requirements of Statement of Financial
Accounting  Standards  No. 69 - "Disclosures About  Oil  and  Gas
Producing Activities."

  Capitalized Costs

      Capitalized costs relating to the Company's proved and unevaluated oil and gas properties, are as follows (000's):

                                                             December 31
                                                          ----------------
                                                            1997     1996
                                                            ----     ----
 Proved and unevaluated properties under development    $  54,304  $  34,305


      The  capitalized  costs  for the  oil  and  gas  properties represent cumulative expenditures related to the Zhao Dong  Block
Production   Sharing  Agreement  and  will  not  be  depreciated,
depleted or amortized until production is achieved.

      The Company's investment in oil and gas properties as of December 31, 1997, includes proved and unevaluated properties which have been excluded from amortization. Such costs will be evaluated in future periods based on management's assessment of exploration activities, expiration dates of licenses, permits and concessions, changes in economic conditions and other factors. As these properties become evaluated or developed, their cost and related estimated future revenue will be included in the calculation of the DD&A rate. Such costs were incurred as follows:

       Costs   for   proved  and  unevaluated  properties   under
development were incurred as follows (000's):


                                                    Year Ended December 31
                                         --------------------------------------
                                                                        1994
                                 Total     1997     1996       1995   and Prior
                                 -----     ----     ----       ----   ---------
  Property acquisition costs  $ 40,616  $ 14,208  $  4,223   $  7,023  $ 15,162
  Capitalized interest costs    13,688     5,791     2,767      2,596     2,534
                               -------    ------   -------     -----     ------
      Total proved and
       unevaluated  properties
       under development      $ 54,304  $ 19,999  $  6,990   $  9,619  $ 17,696
                               =======   =======    ======     ======    ======

  Capitalized Costs Incurred
  --------------------------

     Total capitalized costs incurred by the Company with respect to its oil and gas producing activities were as follows (000's):

                                                  Year Ended December 31
                                                  ----------------------
                                                  1997     1996      1995
                                                  ----     ----      ----
     Costs incurred:
         Unproved properties acquired           $    --  $     --   $  5,298
         Capitalized internal costs               2,466       822        135
         Capitalized interest and amortized
          debt costs                              5,791     2,767      2,596
     Exploration                                  6,833     3,401         --
     Development                                  4,909        --      1,590
                                                -------     -----    -------
                       Total costs incurred    $ 19,999   $ 6,990   $  9,619
                                                =======    ======     ======

                   Proved Oil and Gas Reserves

      The following table sets forth estimates of the Company's net interests in proved and proved developed reserves of oil and gas and changes in estimates of proved reserves.

                                                    Crude Oil (MBbls)
                                                    ----------------
                                                    1997       1996
                                                    ----       ----
Proved reserves -
   Beginning of year                               10,579         --
     Discoveries                                    1,183     10,579
     Revisions of previous estimates                   --         --
     Production                                        --         --
     Purchases (sales) of minerals in place            --         --
     Transfer of property to assets held for sale      --         --
                                                   ------     ------
  End of year                                      11,762     10,579
                                                   ======     ======
Proved developed reserves -
   Beginning of year                                   --         --
                                                    =====     ======
   End of year                                         --         --
                                                    =====     ======

      The Company's estimated quantities of oil and gas as of December 31, 1997 were prepared by H.J. Gruy and Associates,
Inc., independent engineers.

                    Supplementary Information

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

Standardized Measure of Discounted Future Net Cash Flows Related
                 to Proved Oil and Gas Reserves

     The standardized measure of discounted future net cash flows from proved oil and gas reserves, determined in accordance with rules prescribed by the FASB, is summarized as follows:

                                                   Year Ended December 31
                                                    --------------------
                                                    1997           1996
                                                    ----           ----
                                                   (Thousands of Dollars)
Future cash inflows                               $  205,358     $  222,797
Future costs:
    Production, including taxes                      (45,624)       (39,033)
    Development                                      (41,093)       (40,904)
                                                     -------        -------
Future net inflows before income taxes               118,641        142,860
Future income taxes                                       --             --
                                                     -------       --------
Future net cash flows                                118,641        142,860
10% discount factor                                  (56,194)       (63,798)
Transfer of properties to assets held for sale            --             --
                                                     -------       --------
Standardized measure of discounted net cash flows  $  62,447      $  79,062   -
                                                     =======        =======

  Changes in Standardized Measure of Discounted Future Net Cash
               Flow From Proven Reserve Quantities

                                                        Year Ended December 31
                                                        ----------------------
                                                           1997       1996
                                                           ----       ----
                                                        (Thousands of Dollars)
Standardized measure-beginning of year                $   79,062   $      --
Increases (decreases):
    Sales and transfers, net of production costs              --          --
    Net change in sales and transfer prices, net of
       production costs                                  (16,396)         --
    Extensions, discoveries and improved recovery,
       net of future costs                                    --      79,062
    Changes in estimated future development costs           (189)         --
    Development costs incurred during the period that
       reduced future development costs                       --          --
    Revisions of quantity estimates                           --          --
    Accretion of discount                                     --          --
    Purchase (sales) of reserves in place                     --          --
    Changes in production rates (timing) and other            --          --
     Reclassification of reserves to assets held for sale     --          --
                                                          ------     -------
Standardized measure-end of year                        $ 62,477    $ 79,062
                                                          ======     =======


Item  9.    Changes  in  and  Disagreements  on  Accounting   and
Financial Disclosure.

     There have been no changes in and there are no disagreements with the Company's accountants on accounting and financial disclosure.
                            PART III


Item 10.       Directors and Executive Officers of the
Registrant.

      Officers of the Company and its wholly owned subsidiaries serve at the pleasure of the Board of Directors and are appointed annually at the meeting of the Board of Directors immediately following the annual meeting of shareholders. The following individuals were officers and directors of the Company and its subsidiaries as of December 31, 1997:

                                                                             Officer    Director
          Name                      Position                        Age       Since      Since
          ----                      --------                        ---      -------    --------

Marsden W. Miller, Jr.    Chairman of the Board and Chief
                          Executive Officer of the Company (1)       56         1981     1981
John T. Chandler          Vice Chairman of the
                          Board of the Company and Chairman
                          and Chief Executive Officer of
                          XCL-China Ltd. (1)(4)                      65         1982     1983
Danny M. Dobbs            President and Chief Operating
                          Officer of the Company and
                          President of XCL-China Ltd.(4)             52         1991       --
Benjamin B. Blanchet      Executive Vice President and
                          Director of the Company(1)                 45         1997     1997
Steven B. Toon            Chief Financial Officer of the Company     49         1997       --
Richard K. Kennedy        Vice President of Engineering
                           of the Company                            44         1989       --
R. Carter Cline           Vice President-Land of the Company         49         1990       --
Herbert F. Hamilton       Executive Vice President Operations,
                          XCL-China Ltd.(4)                          61         1995       --
John H. Haslam            Treasurer of the Company                   56         1996       --
Lisha C. Falk             Secretary of the Company                   36         1997       --
Fred Hofheinz             Director of the Company,
                          Attorney at Law(2)(3)                      59           --     1991
Arthur W. Hummel, Jr.     Director of the Company,
                          Independent Consultant(2)(3)               77           --     1994
Sir Michael Palliser      Director of the Company,
                          Independent Consultant(2)(3)               75           --     1994
Francis J. Reinhardt, Jr. Director of the Company, Partner
                          in Carl H. Pforzheimer & Co.(2)(3)         68           --     1992
R. Thomas Fetters, Jr..   Director of the Company,
                          Independent Consultant (2)(3)              58           --     1997
_______________

(1) Member of the Executive Committee. The Committee met once during 1997 and, subject to certain statutory limitations on its authority, has all of the powers of the Board of Directors while the Board is not in session, except the power to declare dividends, make and alter Bylaws, fill vacancies on the Board or the Executive Committee, or change the membership of the Executive Committee.

(2)  Member  of  the  Compensation Committee.  The Committee  met
     once  in  1997.   It  is charged with the responsibility  of
     administering  and interpreting the Company's  stock  option plans;  it also recommends to the Board the compensation  of
     employee-directors,  approves  the  compensation  of   other
     executives and recommends policies dealing with compensation and personnel engagements.

(3)  Member  of the Audit Committee.  The Committee met  once  in
     1997.   It reviews with the independent auditors the general
     scope of audit coverage.  Such review includes consideration of the Company's accounting practices, procedures and system
     of   internal  accounting  controls.   The  Committee   also
     recommends  to  the Board the appointment of  the  Company's independent  auditors, and at least annually  the  Committee reviews the services performed and the fees charged  by  the independent auditors engaged by the Company.

 (4) XCL-China   Ltd.   is  an  International  Business   Company
     incorporated  under the laws of the British Virgin  Islands, wholly owned by the Company, which manages the Company's oil and gas operations in China.

     Under the Amended and Restated Certificate of Incorporation,
as  amended, and Amended and Restated Bylaws of the Company,  the
Board  Directors  is  divided  into three  classes  of  directors serving  staggered three-year terms, with one class to be elected at  each annual meeting of shareholders and to hold office  until the  end  of  their  term and until their  successors  have  been elected  and  qualified.  The current Class  I  directors,  whose
terms   of   office  expire  at  the  2000  annual   meeting   of
shareholders, are Messrs. Arthur W. Hummel, Jr., Michael Palliser
and  Benjamin B. Blanchet; the current Class II directors,  whose
terms   of   office  expire  at  the  1998  annual   meeting   of
shareholders,  are  Messrs. Marsden W.  Miller,  Jr.,  R.  Thomas
Fetters, Jr. and Francis J. Reinhardt, Jr.; and the current Class
III  directors, whose terms of office expire at the  1999  annual meeting  of shareholders, are Messrs. John T. Chandler  and  Fred
Hofheinz.

       The  Board  held  five  meetings  in  1997.   The  average
attendance  by  directors at these meetings  was  100%,  and  all directors attended 100% of the Board and Committee meetings  they were scheduled to attend.

      Under Delaware law and the Bylaws, incumbent directors have the  power  to  fill  any vacancies on the  Board  of  Directors, however  occurring,  whether by an  increase  in  the  number  of
directors,   death,  resignation,  retirement,  disqualification,
removal  from office or otherwise.  Any director elected  by  the
Board to fill a vacancy would hold office for the unexpired  term of  the  director  whose  place has been  filled  except  that  a director  elected to fill a newly-created directorship  resulting from  an increase in the number of directors, whether elected  by the Board or shareholders, would hold office for the remainder of the  full  term  of  the  class of directors  in  which  the  new directorship  was created or the vacancy occurred and  until  his successor is elected and qualified.  If the size of the Board  is increased,  the  additional directors would be apportioned  among the  three  classes  to  make  all classes  as  nearly  equal  as possible.

      Pursuant to the terms of an agreement dated April 17,  1992 between  the  Company and CIDC, the Company granted to  CIDC  the right  to appoint a nonvoting observer to the Company's Board  of
Directors so long as CIDC owns at least 16,667 shares of Series B
Preferred  Stock or their equivalent in Common  Stock  on  an  as
converted  basis.   As  a result of a March  1998  settlement  of
certain  litigation instituted by CIDC against  the  Company  and others  in respect of CIDC's shares of Series B Preferred  Stock,
CIDC is no longer a shareholder of the Company.  See "Business --
Litigation"   and  "Management's  Discussion  and   Analysis   of
Financial  Condition  and  Results of  Operations  --  Subsequent
Events."

      The holders of the Amended Series A Preferred Stock are entitled to cast the same number votes (voting together with the Common Stock as a single class) as the number of shares of Common
Stock  issuable upon conversion of the Amended Series A Preferred
Stock.

      The holders of the Amended Series B Preferred Stock are entitled to cast 50 votes per share (voting together with the Common Stock as a single class).

      There are no arrangements or understandings with any directors pursuant to which they have been elected a director nor are there any family relationships among any directors or executive officers.

Biographical Information
------------------------

      MARSDEN  W. MILLER, JR., Chairman, has been Chief Executive
Officer and a director since the Company's incorporation in 1981.
He  has engaged in the independent domestic and international oil business since 1964 on an individual basis, as a stockholder  and
officer  in  several companies and as a practicing attorney.   In
addition  to the U.S. and China, he has been involved in  various aspects  of  the oil business in Southeast Asia, Africa,  Europe,
South  America, several former Soviet Republics and  Canada.  Mr.
Miller graduated from Louisiana State University in 1964.

      JOHN T. CHANDLER is Vice Chairman of the Board and Chairman
and  Chief Executive Officer of XCL-China.  He joined the Company in  June 1982, becoming a director in May 1983.  From 1976  until he  joined the Company he was the Managing Partner of the Oil and
Gas Group of GSA Equity, Inc., New York and director of Executive
Monetary Management, Inc., the parent company of GSA Equity, Inc.
From  1972  to  1976,  he  was director  and  Vice  President  of
Exploration  and  Production of Westrans Petroleum,  Inc.  and  a
director  of a number of its subsidiaries. During 1971 and  1972, he  was  a petroleum consultant and manager of the oil department of  Den norske Creditbank in Oslo, Norway.  Mr. Chandler was Vice
President and Manager of the Petroleum Department of the  Deposit
Guaranty  National  Bank  in Jackson, Mississippi  from  1969  to
August  1971  and, from 1967 to February 1969,  was  a  petroleum engineer  first  for  First National  City  Bank  (now  known  as
Citibank, N.A.) and then The Bank of New York. From March 1963 to
July 1967, he was employed by Ashland Oil and Refining Company as
a  petroleum  engineer.   From 1959 to 1963,  he  held  the  same
position  with United Producing Company, Inc., which was acquired by Ashland Oil.

      Mr. Chandler graduated from the Colorado School of Mines with a Professional degree in petroleum engineering and is a Registered Professional Engineer in the States of Colorado and
Texas, a member of the Society of Petroleum Evaluation Engineers and a member of AIME.

     DANNY M.  DOBBS is the President and Chief Operating Officer
of   the  Company  effective  December  17,  1997.   Mr.    Dobbs
previously served as Executive Vice President and Chief Operating
Officer  of  the  Company and prior to that  as  Vice  President-
Exploration of XCL Exploration & Production, Inc., a wholly-owned subsidiary of the Company, having joined the Company in  1985  as
Senior Exploration Geologist.  From 1981 to 1985 Mr.  Dobbs was a
consulting geologist. From 1976 to 1981, he held the position  of
Exploration Geologist in the South Louisiana District  for  Edwin
L.  Cox  in Lafayette, Louisiana.  He served in various  geologic positions  with  Texaco, Inc.  from 1971 to 1976, his  experience encompassing  management, structural and  stratigraphic  mapping, coordination  of  seismic  programs  and  budget  evaluation  and preparation.  Mr. Dobbs holds B.S.  and M.S.  degrees in  geology from the University of Alabama, Tuscaloosa, Alabama.

      BENJAMIN  B.  BLANCHET  is  Executive  Vice  President  and
director of the Company.  Prior to joining the Company in  August
1997, and since 1983, he was a partner in the law firm of Gordon,
Arata,  McCollam & Duplantis, L.L.P. in its Lafayette,  Louisiana
office.   During  that  time,  he  practiced  in  the  areas   of
commercial  litigation, corporate mergers and  acquisitions,  oil and  gas  transactions, secured financings, securities,  tax  and
international   law  matters.  Since  1985,   he   has   provided
substantial  legal  services to the Company,  and  has  been  the
Company's  lead  attorney  in China.   During  that  period,  Mr.
Blanchet's  activities  in the Company's  China  operations  have become  more oriented to management responsibilities  than  legal
ones.   He  served on the Management Committee of Gordon,  Arata,
McCollam  &  Duplantis,  L.L.P. from 1991  to  1997  and  as  the
Managing  Partner  of the firm for four years from  1992  through
1995.   He practiced law with the firm of Monroe & Lemann in  New
Orleans  from 1978 through 1983.  He is a member of the Louisiana
Bar  and admitted to practice before the United States Tax Court.
Mr.  Blanchet holds a B.A. degree, with highest distinction, from the  University of Southwestern Louisiana and a J.D., cum  laude, from Harvard Law School.

      STEVEN  B.  TOON has been Chief Financial  Officer  of  the
Company since October 6, 1997.  Prior to joining the Company, Mr.
Toon provided consulting services to the Company, beginning in June 1997. Since 1995 he engaged in private consulting/CPA practice with various clients in the energy and services sectors in Houston. During the last six months of 1994, he served as Chief Financial Officer of Xavier Mines, Ltd. He was Chief
Financial Officer of Lend Lease Trucks, Inc. prior to the sale of its assets to Ryder System Inc. in mid-1994. From 1977 until 1992, Mr. Toon served as Vice President Finance and Treasurer of
United  Energy Resources, Inc. and United Gas Pipe Line  Company.
From  1971  to 1977, he was a Vice President in Bank of America's
World Banking Division.  Mr. Toon holds a B.B.A. degree from  the
University  of  Houston, an M.B.A. degree from  California  State
University, Fullerton and is a certified public accountant

      RICHARD  K.  KENNEDY is Vice President of  Engineering  and
responsible for certain engineering aspects of the Company's  oil and  gas  operations.  From 1987, until he joined the Company  in
1989,  he was an operations engineer for Wintershall Corporation.
From  1981  to  1986 he was with Borden Energy, originally  as  a petroleum  engineer  and  later as regional  operations  manager.
From  1979  to  1981, Mr. Kennedy was employed with Marathon  Oil
Company as a reservoir engineer, then as a drilling engineer.  He was  employed with Shell Oil Company as a petroleum engineer  and reservoir engineer from 1977 to 1979.  Mr. Kennedy graduated from
Louisiana  Tech  University  with  a  B.S.  degree  in  petroleum
engineering.   He  is a registered professional engineer  in  the
State  of  Louisiana  and a member of the  Society  of  Petroleum
Engineers.

      R.  CARTER CLINE is Vice President-Land, having joined  the
Company in October 1990.  He has over 20 years of exploration and management  experience. From 1982, until joining the Company,  he was  employed by Pacific Enterprises Oil Company (USA), successor by merger to Sabine Corporation, as East Gulf Coast Regional Land
Manager in Houston, Texas.  From 1979 to 1982, he served as  Vice
President-Land  for  Dynamic  Exploration,  Inc.   in  Lafayette,
Louisiana.   From  1974 to 1979, he served as Region  Landman  in
Dallas  and  Division Land Manager in Houston, Texas, for  Sabine
Corporation,  and  from 1971 to 1974 was employed  by  Getty  Oil
Company in Houston, Texas and New Orleans, Louisiana.  Mr.  Cline
holds  a  B.B.A.   degree in Petroleum Land Management  from  the
University  of  Texas  at  Austin and is  a  Certified  Petroleum
Landman.

      HERBERT  F. HAMILTON is Vice President Operations  of  XCL-
China, having joined the Company in 1995.  Mr.  Hamilton has more than  30  years  of  experience in  the  fields  of  engineering, construction,  construction management and  consulting  on  heavy
civil   works,   offshore  platforms,  submarine  pipelines   and
construction equipment in over 35 countries.  From 1990 to  1993,
Mr.   Hamilton  served  as Senior Project Manager  for  Earl  and
Wright  in  Houston,  Texas.  From 1993 to  1994,  he  served  as
President and a consultant to Planterra, Inc.  in Houston,  Texas and  from  1994  until joining the Company he was an  independent
consultant.   Mr. Hamilton is a Registered Professional  Engineer
and   holds  a  B.S.   in  Architectural  Engineering  from   the
University of Texas at Austin.

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

     LISHA FALK is corporate Secretary, having joined the Company in 1981. Since joining the Company Ms. Falk has served in various administrative positions, most recently as Assistant Secretary.

      R.  THOMAS  FETTERS,  JR.  is an independent  oil  and  gas consultant.  He has over 25 years of exploration, production  and management experience, both domestic and foreign.  From  1995  to
1997  Mr.  Fetters  was Senior Vice President of  Exploration  of
National  Energy  Group, Inc., Dallas, Texas, and  from  February
1990,  until September 1995, he was Vice President of Exploration of  XCL Ltd., and President of XCL-China Ltd.  During 1989, until joining  the  Company, he served as Chairman and Chief  Executive
Officer of Independent Energy Corporation. From 1984 to 1989,  he
served  as President and Chief Executive Officer of CNG Producing
Company  in  New  Orleans, Louisiana, and from 1983  to  1984  as
General  Manager  of  the  Planning and  Technology  Division  of
Consolidated Natural Gas Service Co. in Pittsburgh, Pennsylvania.
From 1966 to 1983, he served in various positions, from Geologist
to   Exploration  Manager,  with  several  divisions  of   Exxon,
primarily   in   the  Gulf  Coast  region   of   the   U.S.   and
internationally,  in Malaysia and Australia.  Mr.  Fetters  holds
B.S.  and  M.S.  degrees  in  geology  from  the  University   of
Tennessee.

     FRED HOFHEINZ is an attorney at law in Houston, Texas.  From
1984   to   1987,  he  served  as  President  of  Energy   Assets
International  Corporation,  a fund  management  company,  now  a subsidiary  of Torch Energy Advisors, serving as a consultant  to
Torch Energy Advisors until 1989. Mr. Hofheinz also served as the
Mayor  of  Houston, Texas from 1974 to 1978.  He, along with  his family, developed the Astrodome in Houston, and owned the Houston
Astros  baseball team until 1974. He is founder and  director  of
United  Kiev  Resources, Inc., an oil and gas production  company operating  in  the Republic of the Ukraine in  the  name  of  its
wholly-owned   subsidiary,  Carpatsky  Petroleum  Company.    Mr.
Hofheinz  earned a Ph.D. degree in Economics from the  University
of  Texas and his law degree from the University of Houston.   He
was  appointed as a director by the Board at a meeting held March
21, 1991.

      ARTHUR W. HUMMEL, JR., a director since April 1994, is the former U.S. Ambassador to the People's Republic of China during the period 1981 to 1985. Since his 1985 retirement from the State Department, after 35 years of service, he has been active in consulting with firms doing business in East Asia, and participating in academic and scholarly conferences in the U.S.
and in the East Asia region. He is a member and trustee of many academic, business, and philanthropic organizations involved in international affairs.

      Mr.  Hummel was born in China.  After education in the U.S.
he returned to China prior to Pearl Harbor. Interned by the Japanese, he escaped and fought with Chinese guerrillas behind the Japanese lines in north China until the end of the war.

     He obtained an M.A. (Phi Beta Kappa) in Chinese studies from
the   University  of  Chicago  in  1949,  and  joined  the  State
Department  in 1950.  His early foreign assignments include  Hong
Kong,  Japan and Burma.  He was Deputy Director of the  Voice  of
America  in  1961-1963; Deputy Chief of Mission of  the  American
Embassy  in  Taiwan, 1965-1968; Ambassador to  Burma,  1968-1970;
Ambassador to Ethiopia, 1975-1976; Ambassador to Pakistan,  1977-
1981; and Ambassador to the Peoples Republic of China, 1981-1985.
He  was Assistant Secretary of State for East Asia 1976-1977.  He
has received numerous professional awards from within and outside the Government.

      SIR MICHAEL PALLISER, a director since April 1994, was from 1984 to 1993 Chairman of Samuel Montagu & Co. Limited, the London merchant bank which was owned by Midland Bank, of which he was Deputy Chairman from 1987 to 1991, and which is now part of the Hong Kong & Shanghai Banking Corporation. He was Vice Chairman of Samuel Montagu from 1993 to 1996. He is a former Director of BAT Industries, Bookers, Eagle Star, Shell and United Biscuits.

     In 1947, he joined the British Diplomatic Service and served in a variety of overseas and Foreign Office posts before becoming head of the Planning Staff in 1964-1966, Private Secretary to the
Prime  Minister,  1966-1969, Minister in the British  Embassy  in
Paris,  1969-1971,  and  the  British  Ambassador  and  Permanent
Representative to the European Communities in Brussels from 1971-
1975.   He was, from 1975 until his retirement in 1982, Permanent
Under-Secretary of State in the Foreign and Commonwealth  Office,
and Head of the Diplomatic Service.  From April to July 1982,  he
was a special adviser to the Prime Minister in the Cabinet Office during the Falklands War.  He was appointed a Member of the Privy
Council  in  1983.   Effective December 31,  1995,  Mr.  Palliser
resigned  as  President of the China-Britain Trade  Group  and  a
director  of the UK-Japan 2000 Group, and effective February  29,
1996, he resigned as Deputy Chairman of British Invisibles.   Mr.
Palliser is also a former member of the Trilateral Commission and director  of the Royal National Theatre. He is currently Chairman of  the Major Projects Association, designed to assist in and for the  handling  of  major industrial projects. Mr.  Palliser  also serves  as  Vice-Chairman of the Salzburg Seminar, a  center  for intellectual  exchange  based in Middlebury,  Vermont,  with  its conference center in Salzburg, Austria.

      Sir Michael Palliser was educated at Wellington College and
Merton  College, Oxford.  He saw wartime service in  the  British
Army with the Coldstream Guards.

      FRANCIS  J.  REINHARDT, JR., is a partner in the  New  York
investment  banking  firm  of Carl  H.  Pforzheimer  &  Co.   Mr.
Reinhardt  has been a partner in the firm for over 30  years  and has  held various positions, specializing in independent oil  and
gas    securities,    mergers   and   acquisitions,    placements
participation and institutional sales since 1956.  Mr.  Reinhardt holds a B.S.  degree from Seton Hall University and received  his
M.B.A.  from New York University.  Mr.  Reinhardt is a member  of the  New  York Society of Security Analysts, a member of and  has previously served as president of the Oil Analysts Group  of  New
York, a member and past president of the National Association  of
Petroleum  Investment  Analysts and a  member  of  the  Petroleum
Exploration Society of New York.  Mr. Reinhardt also serves as  a
director  of  Mallon  Resources  Corporation,  a  Nasdaq   traded
petroleum  and mining company, as well as several privately  held
companies.   Mr.   Reinhardt was appointed as a director  of  the
Company at a Board meeting held December 11, 1992.

Compliance with Section 16(a) Filing Requirements
-------------------------------------------------

      To the Company's knowledge, instances of failure to file reports with respect to reportable transactions during the year ended December 31, 1997, as required by Section 16(a) of the Exchange Act are as follows:


                             Reports     Number of  Known Failure    Number of
     Reporting Person       File Late  Transactions  to File Form   Transactions
     ----------------       ---------  ------------  ------------   ------------
     Lisha C. Falk              Form 3         1            --           --
     R. Thomas Fetters, Jr.     Form 4         1            --           --
     Richard K. Kennedy         Form 3         1            --           --
     Marsden W. Miller, Jr.     Form 4         1            --           --
     Michael Palliser           Form 4         1            --           --
     Francis J. Reinhardt, Jr.  Form 4         1            --           --
     Steven B. Toon             Form 3         1            --           --

     All other reporting persons who are officers or directors of
the    Company   have   provided   the   Company   with   written
representations that no Form 5 filing was required  in  that  all reportable  transactions  were timely filed  on  the  appropriate forms.


Item 11.     Executive Compensation.

      The following table sets forth information regarding the total compensation of the Chief Executive Officer and each of the four most highly compensated executive officers of the Company at the end of 1997, as well as the total compensation paid to each such individual for the Company's two previous fiscal years.
Each of the named individuals has held his/her respective office throughout the entire fiscal year.

                   Summary Compensation Table

                                                Long Term Compensation
               Annual Compensation               Awards           Payouts

                                                      (1)         (2)        (3)
                                                      Other     Restricted
           Name and                                   Annual      Stock      Options/       LTIP   All Other
           Principal                   Salary  Bonus  Compen-    Awards       SARs        Payout   Compen-
           Position              Year    ($)    ($)   sation($)    (#)         (#)          ($)    sation($)
          ----------            -----  ------- ----   --------  ----------    --------    ------- ---------
Marsden W. Miller, Jr.           1997  150,000  --      --      1,000,000       --        --       --
   Chairman and Chief                                   --       110,000
   Executive Officer             1996  150,000  --      --         --           --        --       --
                                 1995  150,000  --      --         --           --        --       --

John T. Chandler(4)              1997  150,000  --      --      333,333     133,333       --       --
   Vice Chairman; Chairman and                                   20,000       5,000
   Chief Executive Officer       1996  150,000  --      --        --           --         --       --
   of XCL-China Ltd.             1995  150,000  --      --        --          8,000       --       --

Danny M. Dobbs                   1997  136,875  --      --        --         400,000       --       --
   President and Chief Operating                                             25,000
   Officer                       1996  135,000  --      --        --           6,466       --       --
                                 1995  116,250  --      --        --              --       --       --

Richard K. Kennedy               1997  112,500  --      --        --         266,666       --       --
     Vice President                                                           5,000
                                 1996   75,000  --      --        --              --       --       --
                                 1995   75,000  --      --        --              --       --       --

Herbert F. Hamilton(5)           1997  144,000  --      --        --              --       --       --
   Executive Vice President      1996  144,000  --      --        --              --       --       --
   Operations, XCL-China Ltd.    1995   98,800  --      --        --          13,333       --       --


_______________

 (1) Excludes the cost to the Company of other compensation that, with respect to any above named individual, does not exceed the lesser of $50,000 or 10% of such individual's salary and bonus.

(2) Represents grants of restricted stock awards under the Long-Term Stock Incentive Plan as amended and restated in 1997 (adjusted as to Common Stock to give effect to the Reverse Stock Split). The first line under 1997 reflects restricted stock awards for shares of Common Stock and the second line reflects restricted stock awards for shares of Amended Series A Preferred Stock. See "Awards to Management."

(3) Represents awards of stock options granted under the Company's Long-Term Stock Incentive Plan as amended and restated in 1997 (adjusted as to Common Stock to give effect to the Reverse Stock Split). The first line under 1997 reflects non-qualified stock options for shares of Common Stock and the second line reflects non-qualified stock options for shares of Amended Series A Preferred Stock.

(4) XCL-China Ltd. is a wholly-owned subsidiary of the Company which manages the Company's operations in China.

(5)  Mr.  Hamilton commenced employment with the Company on April
     24, 1995. As part of his employment package he was awarded options to purchase 13,333 shares of Common Stock (adjusted to give effect to the Reverse Stock Split).

Stock Options
-------------

      The Company currently maintains one stock option plan which was adopted by shareholders in 1992. All of the option plans are administered by the Compensation Committee and provide for the granting of options to purchase shares of Common Stock to key employees and directors of the Company, and certain other persons who are not employees of the Company but who from time to time provide substantial advice or other assistance or services to the Company.

      On June 2, 1992, shareholders approved the Long-Term Stock Incentive Plan ("1992 LTSIP"). The 1992 LTSIP was adopted with the view of conforming the Company's plans to certain regulatory changes adopted by the Commission and affording holders of previously granted options the opportunity to exchange their options for equivalent options under the 1992 LTSIP. By action of the Board of Directors, effective June 1, 1997, the 1992 LTSIP was amended and restated (hereinafter, the "1997 LTSIP Restatement"), and certain awards were granted thereunder, all subject to approval by shareholders which was secured at the Company's Special Meeting in Lieu of Annual Meeting of Shareholders held on December 17, 1997.

     1997 LTSIP Restatement
     ----------------------

      As described above, prior to June 1, 1997, the Company maintained the 1992 LTSIP, previously approved by shareholders, which was initially effective on June 2, 1992, for employees and certain other individuals connected with the Company or its affiliates, pursuant to which options to purchase 679,671 shares of Common Stock were outstanding, leaving only 420,328 shares available for stock option grants (as adjusted for the Reverse Stock Split). The 1992 LTSIP did not contemplate the grant of stock options to purchase shares of any issue of the Company's Serial Preferred Stock or the grant of Appreciation Options.

     On June 5, 1997, the Board of Directors unanimously approved the 1997 LTSIP Restatement, effective as of June 1, 1997, which was subsequently approved by shareholders on December 17, 1997.

      Nature of Awards. The 1997 LTSIP Restatement makes available to the Compensation Committee the power to grant certain awards ("Awards") to acquire shares of the Company's Preferred Stock as well as shares of Common Stock. In common with the 1992 LTSIP, the 1997 LTSIP Restatement makes available to the Compensation Committee a number of incentive devices in addition to Incentive Stock Options ("ISOs") (which are not available with respect to Preferred Stock) and Nonqualified Stock Options ("NSOs"), including reload options ("ROs") (which are not available with respect to Preferred Stock), restricted stock awards ("RSAs"), and performance units ("PUs") or appreciation options ("AOs") (which were not authorized under the 1992 LTSIP), each of which is described below and in the 1997 LTSIP Restatement. NSOs to acquire Preferred Stock, a new feature, may include an accrued dividend feature. The Board believes that these award alternatives will enable the Committee to tailor the type of compensation to be granted to key personnel to meet both the Company's and such employee's requirements in the most efficient manner possible.

      Number of Awards. For Common Stock Awards, the 1997 LTSIP Restatement authorizes an aggregate of 4 million shares (as adjusted for the Reverse Stock Split) of Common Stock for issuance pursuant to awards granted thereunder, including grants to non-employee directors. For Preferred Stock Awards, the 1997 LTSIP Restatement authorizes an aggregate of 200,000 shares of the Company's Amended Series A Preferred Stock, or any other series of Preferred Stock of the Company as designated by the Committee with respect to an Award.

      Description of Awards. As set forth above, and in common with the 1992 LTSIP previously approved by shareholders, the 1997 LTSIP Restatement authorizes the Compensation Committee to grant NSOs, ISOs, ROs (i.e., the granting of additional options, where an employee exercises an option with previously owned stock, covering the number of shares tendered as part of the exercise price), RSAs (i.e., stock awarded to an employee, subject to forfeiture in the event of a premature termination of employment, failure of the Company to meet certain performance objectives or other conditions), PUs (i.e., share-denominated units credited to the employee's account for delivery or cash-out at some future date based upon performance criteria to be determined by the Compensation Committee), and "tax-withholding" (i.e., where the employee has the option of having the Company withhold shares on exercise of an award to satisfy tax withholding requirements). AOs (i.e., awards in which payments are based upon appreciation in shares or other criteria determined by the Compensation Committee) are a new feature added to the 1992 LTSIP.

      Outside Director Awards. The 1997 LTSIP Restatement also authorizes the Board to grant Awards to non-employee directors and to set the terms and conditions of such Awards, without the restrictions previously set forth in the 1992 LTSIP which were required by certain federal securities law rules since abolished.

      Administration of Plan. In keeping with the provisions of the 1992 LTSIP, the Compensation Committee will develop administration guidelines from time to time which will define specific eligibility criteria, the types of awards to be employed, whether such awards relate to Common Stock or Preferred Stock, and the value of such awards. Specific terms of each Award will be provided in individual Award agreements granted each Award recipient. Key employees and other individuals who in the judgment of the Committee may provide a valuable contribution to the success of the Company and its affiliates will be eligible. The Committee may establish different general Award eligibility criteria for Awards involving Preferred Stock which may require a higher level of management responsibility and authority.

      Change in Control Provisions. The 1997 LTSIP Restatement contains change-in-control provisions which provide that the threshold for determining if a "change in control of XCL" has occurred as a result of a person or entity acquiring Company stock has been lowered from 30% to 20% (disregarding the acquisition of such stock by certain shareholders of the Company). The 1997 LTSIP Restatement retains the 1992 LTSIP's provisions pursuant to which a "change in control of XCL" will be deemed to occur as a result of certain contested Board of Director elections. If a "change in control of XCL" occurs pursuant to the provisions described above, ISOs and NSOs then outstanding will become exercisable in full, the forfeiture restrictions on any RSAs to the extent then applicable will lapse and amounts payable with respect to PUs and AOs then outstanding will become payable in full. Also, under certain Awards made under the 1997 LTSIP Restatement (see discussion below) the occurrence of a "change in control of XCL" could obligate the Company with respect to making payments with respect to Awards in cash rather than in kind, or in obligating the Company to repurchase individuals' shares of Common Stock or Preferred Stock received under certain 1997 LTSIP Restatement Awards. Under certain circumstances which are unforeseen at this time, the existence of the change in control protections for individuals receiving Awards under the 1997 LTSIP Restatement and resulting obligations to the Company may impede the consummation of a change in control of the Company.

      Option Exercise Price. Under the 1997 LTSIP Restatement, the Compensation Committee shall determine the option price of all NSOs and ISOs; provided, however, in the case of ISOs, the option price shall not be less than the fair market value of the Common Stock on the date of grant. Such "fair market value" is the average of the high and low prices of a share of Common or Preferred Stock traded on the relevant date, as reported on the Exchange, or other national securities exchange, or an automated quotation system, or pursuant to a good faith determination by the Board of Directors, if not so traded in a public market.

      The 1997 LTSIP Restatement does not extend the term of the 1992 LTSIP and, therefore, the 1997 LTSIP Restatement will terminate (and no further awards thereunder will be granted after) June 2, 2002. In view of the fact that there is no public market for the Amended Series A Preferred Stock, the fair market value of the Amended Series A Preferred Stock on December 31, 1997, determined in good faith by the Board of Directors based upon the last bid price of the Amended Series A Preferred Stock in the PORTAL Market, as reported to the Company by Jefferies, was $80.00 per share.

Awards to Management
--------------------

      On June 5, 1997, the Board made certain Awards under the 1997 LTSIP Restatement. These Awards were approved by the shareholders of the Company in connection with the approval of the 1997 LTSIP Restatement voted on at the Special Meeting of Shareholders.

      Effective June 1, 1997, M. W. Miller, Jr. was granted an Appreciation Option with respect to appreciation in the Company's total market capitalization (as defined) from and after June 1, 1997. See "Appreciation Option for M.W. Miller, Jr." below for a more detailed discussion of such grant.

      The following tables set forth, for those persons named in the "Summary Compensation Table," information on stock options granted during 1997 and all stock options outstanding as of December 31, 1997, adjusted to reflect the Reverse Stock Split. The closing price on the AMEX on June 2, 1997 for the Common Stock was $0.21875 (which price is not adjusted to reflect the Reverse Stock Split), and the fair market value of the Amended Series A Preferred Stock, based upon last sales price information in the Private Offering, Resales and Trading through Automated Linkage ("PORTAL") Market of the National Association of Securities Dealers, Inc. as supplied by Jefferies, was $85.00 on June 2, 1997. Mr. Miller's Appreciation Option (described below) is not included because of the indeterminate nature of the Award.

             Option/SAR Grants in Last Fiscal Year

                                                           Potential Realizable Value
                                                            at Assumed Annual Rates
                                                            of Stock Price Appreciation
                      Individual Grants                         for Option Term
                  ____________________________

       (a)          (b)        (c)           (d)        (e)      (f)        (g)     (h)
                                          % of Total
                                           Options/
                                            SARs
                                          Granted to
                              Options/    Employees in  Exercise or
                                 SARs       Fiscal       Base Price Expiration
          Name                 Granted(#)    Year        ($/Share)     Date      0% ($)    5%($)      10%($)
          ----                ----------   ----------    ----------  ----------- ------  ----------   ----------
Marsden W. Miller, Jr. (1)    110,000*      64.7           85.00     June 1, 2007   --   5,880,165    33,601,492

John T. Chandler (2)          133,333+       6.7            3.75     June 1, 2007   --     212,641     1,634,758
                                5,000*       2.9           85.00     June 1, 2007   --     267,280     1,527.341

Danny M. Dobbs (3)            400,000+      20.0            3.75     June 1, 2007   --     637,294     4,904,287

Richard K, Kennedy (4)        266,666+      13.3            3.75     June 1, 2007   --     425,282     3,269,516
                                5,000*       2.9           85.00     June 1, 2007   --     267,280     1,527,341

Herbert F. Hamilton                --        --               --           --       --        --           --

*Amended Series A Preferred Stock
+Common Stock

------------------

      (1) Effective June 1, 1997, M. W. Miller, Jr. was granted an NSO to purchase 110,000 shares of Amended Series A Preferred Stock for an option exercise price of $85.00 per share (aggregate purchase price of $9,350,000). Such NSO is exercisable as follows: as to 27,500 shares on June 1, 2000; as to 66,000 shares on June 1, 2001, and as to 16,500 shares on June 1, 2002. Mr. Miller's NSO will expire on June 1, 2007 or, if earlier, the date his employment is terminated by the Company for cause or the date he voluntarily terminates his employment without good reason.

     (2) Effective June 1, 1997, John T. Chandler was granted an NSO to purchase 133,333 shares of Common Stock (adjusted for the Reverse Stock Split) for an option exercise price (adjusted for the Reverse Stock Split) of $3.75 per share (aggregate purchase price of approximately $500,000) and an NSO to purchase 5,000 shares of Amended Series A Preferred Stock for an option exercise price of $85.00 per share (aggregate purchase price of $425,000). Such Common Stock NSO is exercisable as follows: as to 44,445 shares on June 1, 1999; as to 44,444 shares on June 1, 2000, and as to 44,444 shares on June 1, 2001. Such Amended Series A Preferred Stock NSO is exercisable as follows: as to 1,250 shares on June 1, 2000; as to 1,750 shares on June 1, 2001; and as to 2,000 shares on June 1, 2002. Mr. Chandler's Common Stock NSO and his Amended Series A Preferred Stock NSO will each expire on June 1, 2007 or, if earlier, the date his employment is terminated by the Company for cause or the date he voluntarily terminates his employment without good reason.

      (3) Effective June 1, 1997, Danny M. Dobbs was granted an NSO to purchase 400,000 shares of Common Stock (adjusted for the Reverse Stock Split) for an option exercise price (adjusted for the Reverse Stock Split) of $3.75 per share (aggregate purchase price of $1,500,000) and an NSO to purchase 25,000 shares of Amended Series A Preferred Stock for an option exercise price of $85.00 per share (aggregate purchase price of $2,125,000). Such Common Stock NSO is exercisable as follows: as to 133,334 shares on June 1, 1999; as to 133,333 shares on June 1, 2000; and as to 133,333 shares on June 1, 2001. Such Amended Series A Preferred Stock NSO is exercisable as follows: as to 6,250 shares on June 1, 2000; as to 8,750 shares on June 1, 2001; and as to 10,000 shares on June 1, 2002. Mr. Dobbs' Common Stock NSO and his Amended Series A Preferred Stock NSO will each expire on June 1, 2007 or, if earlier, the date his employment is terminated by the Company for cause or the date he voluntarily terminates his employment without good reason.

     (4) Effective June 1, 1997, Mr. Richard Kennedy was granted an NSO to purchase 266,666 shares of Common Stock (adjusted for the Reverse Stock Split) at an exercise price (adjusted for the Reverse Stock Split) of $3.75 per share (aggregate purchase price of approximately $1,000,000), and an NSO to purchase 5,000 shares of Amended Series A Preferred Stock at an exercise price of $85.00 per share (aggregate purchase price of $425,000). Such Common Stock NSO is exercisable as follows: as to 88,890 shares on June 1, 1999; as to 88,888 shares on June 1, 2000; and as to 88,888 shares on June 1, 2001. Mr. Kennedy's Common Stock NSO will expire on June 1, 2007 or, if earlier, the date his employment is terminated by the Company for cause or the date he voluntarily terminates his employment without good reason. Such Amended Series A Preferred Stock NSO is exercisable as follows: as to 1,250 shares on June 1, 2000; as to 1,750 shares on June 1, 2001; and as to 3,000 shares on June 1, 2002. Mr. Kennedy's Amended Series A Preferred Stock NSO will expire on August 1, 2007 or, if earlier, the date his employment is terminated by the Company for cause or the date he voluntarily terminates his employment without good reason.

      Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

            (a)              (b)       (c)             (d)                    (e)

                          Shares             Number of Securities        Value of Unexercised
                         Acquired            Underlying Unexercised         in-the-Money
                            on       Value       Options/SARs at            Options/SARs
           Name          Exercise  Realized      Fiscal Year-End(#)        Fiscal Year-End($)(4)(5)
          -----         ---------  --------  -------------------------   --------------------------
                                            Exercisable   Unexercisable  Exercisable   Unexercisable
                                            -----------   -------------  ------------  --------------
Marsden W. Miller, Jr.      --        --     334,994 (1)      --             --              --
                            --        --        --   (2)  110,000 (2)        --              --
                                             160,000 (3)      --             --              --

John T. Chandler            --        --      75,330 (1)  133,333 (1)        --              --
                            --        --        --   (2)    5,000 (2)        --           558,332
                                              74,999 (3)      --             --               --

Richard K. Kennedy          --        --      16,629 (1)  266,666 (1)        --         1,116,664
                            --        --        --   (2)    5,000 (2)        --               --

Danny M. Dobbs              --        --      22,653 (1)  402,155 (1)        --         1,675,000
                            --        --        --   (2)   25,000 (2)        --               --
                                              38,799 (3)     --              --               --

Herbert F. Hamilton         --         --      13,332 (1)     --             --               --

_______________

(1) Represents options to purchase shares of Common Stock exercisable under the Company's Stock Option Plans at December 31, 1997 (as adjusted to reflect the Reverse Stock
     Split).

(2)  Represents  options to purchase shares of Amended  Series  A
     Preferred  Stock exercisable under the Company's  Long  Term
     Stock Incentive Plan at December 31, 1997.

(3) Represents the aggregate number of five-year stock purchase warrants, received (a) upon surrender of an employment agreement with the Company, determined based upon a formula whereby each of the individuals was to be offered a warrant, based upon the length of time of employment with the Company, for a maximum of two shares of Common Stock for each dollar of compensation remaining to be paid to such individual under his agreement (based upon the product of his highest monthly base salary and the number of months remaining under his contract), at an exercise price of $18.75 per share, and (b) for each dollar of salary reduction for the 15-month period commencing January 1, 1993 through March 31, 1994, as based on the same formula and at the same exercise price used in the granting of warrants upon surrender of employment agreements. See "Employment Agreements; Termination of Employment and Change-in-Control Arrangements" below.

(4) At December 31, 1997, the Company's Common Stock price was lower than the option and/or warrant exercise prices (as adjusted to reflect the Reverse Stock Split) with the exception of options granted effective June 1, 1997.

(5)  At  December  31,  1997,  the  Company's  Amended  Series  A
     Preferred Stock price was equal to the option exercise price.

     These  options  were all awarded under the  Company's  Stock
     Option Plans described above.

     Appreciation Option for M.W. Miller, Jr.

      Pursuant to the 1997 LTSIP Restatement the Board approved an Appreciation Option for M. W. Miller, Jr. which was approved by shareholders at the December 17, 1997 Special Meeting of the Shareholders. The Board determined that the Appreciation Option to M. W. Miller, Jr. was in the best interests of the Company and its shareholders, and is required in order to retain the services of Mr. Miller, who has been instrumental in developing the Company's China activities and in successfully concluding the Company's offerings of Amended Series A Preferred Stock and Senior Secured Notes. The Appreciation Option would also provide Mr. Miller with additional incentive to increase the value of the Company based upon its market capitalization, thereby directly benefiting the shareholders of the Company by increasing the value of their investments in the Company.


                    Long-Term Incentive Plans
                   Awards in Last Fiscal Year
                                                               Estimated Future Payouts
                                                              Under Non-Stock Price Based Plans
                                                              ----------------------------------
         (a)                   (b)              (c)              (d)         (e)     (f)
                                           Performance or
                              Number of      Other Period
                            Shares, Units   Until Maturation   Threshold   Target  Maximum
        Name              or Other Rights     or Payout         ($ or #)  ($ or#)  ($ or #)
        -----             ---------------  ----------------    ---------   ------  --------

Marsden W. Miller, Jr.           (1)             (1)              (1)        (1)      (1)


_____________

(1) The Appreciation Option Agreement provides Mr. Miller with the right, upon his payment of the Exercise Price (as defined below), to additional compensation (payable in cash or in shares of Common Stock or Preferred Stock or a combination thereof, as elected by the Company) based upon 5% of the difference between the market capitalization of the Company as of June 1, 1997 and the market capitalization of the Company as of the date that Mr. Miller exercises the Appreciation Option. For purposes of the
Appreciation Option, the Company's market capitalization is the total fair market value of the Company's outstanding shares of Common Stock, Preferred Stock and outstanding options and warrants. In general, fair market value is determined based on the trading price of marketable securities and by the Board of Directors as to the fair market value for securities for which there is no ready market. Fair market value as of the date of exercise of the Option is based on the average fair market value of the 30-day period immediately preceding the date of the Appreciation Option exercise. On June 1, 1997, the aggregate market capitalization of the Company was $161,547,223. Upon exercise of his Option, in the event the Company elects to settle the Option with shares of Stock, Mr. Miller must pay the Company twenty percent (20%) of the amount he is entitled to receive upon exercise of the Appreciation Option (before any reduction as hereinafter set forth), or any increment thereof, up to an aggregate maximum of $5 million (the "Exercise Price") in cash. In the event the Company elects to settle the Option in cash, the amount of cash Mr. Miller will receive will be reduced by the amount of the Exercise Price. Because Mr. Miller's Appreciation Option contemplates compensation determined with reference to increases in the Company's market capitalization without restriction, there is no effective limit on the amount of compensation which may become payable thereunder. Mr. Miller may exercise his Appreciation Option as of any June 1 or December 1 commencing June 1, 2002, upon 45 days written notice, in whole or in 10% increments. In the event that Mr. Miller exercises his Appreciation Option for less than the total amount available thereunder, the percentage increment as to which it is exercised will cease to be available to create additional compensation opportunity for Mr. Miller based upon subsequent appreciation in the Company's market capitalization. Mr. Miller's Appreciation Option expires on June 1, 2007 and will remain exercisable at any time prior to such expiration notwithstanding his termination of employment with the Company unless such employment is terminated by the Company for "cause" or is terminated by Mr. Miller without "good reason." In keeping with the provisions of the 1997 LTSIP Restatement discussed in "1997 LTSIP Restatement - Change of Control Provisions," in the event of a "change in control of XCL" the Appreciation Option will become immediately exercisable and the Company will be obligated to pay Mr. Miller, in cash, upon any exercise of his Appreciation Option, at least 40% of the net amount payable. This obligation may impede the consummation of a change of control of the Company.

Certain Federal Income Tax Effects
----------------------------------

      The following is a general summary of the principal federal income tax effects to the Company under current law of the various awards which may be granted under the 1997 LTSIP Restatement. These descriptions do not purport to cover all potential tax consequences.

      Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits deductibility of certain compensation for the Company's Chief Executive Officer and the additional four executive officers of the Company who are highest paid and employed at year end to $1 million per year unless certain conditions are met which result in compensation being characterized as "performance-based." Awards under the Plan will not satisfy the conditions necessary to cause the compensation earned under them to qualify as "performance-based" compensation, which is not subject to the deductibility limit of Section 162(m) of the Code. It is the position of the Board of Directors that the approach necessary for the design of incentive compensation that will satisfy the criteria under Section 162(m) of the Code would compromise the best interests of the Company and its shareholders.

      Certain provisions in the 1997 LTSIP Restatement may afford the recipient of an Award under the 1997 LTSIP Restatement with special protections or payments which are contingent upon a change in the ownership or effective control of the Company or in the ownership of a substantial portion of the Company's assets. To the extent that they are triggered by the occurrence of any such event, these special protections or payments may constitute "parachute payments" which, when aggregated with other "parachute payments" received by the recipient, could result in the recipient receiving "excess parachute payments." The Company would not be allowed a deduction for any such "excess parachute payments" and the recipient of such "excess parachute payments" would be subject to a nondeductible 20% excise tax upon such payments in addition to income tax otherwise owed with respect to such payments.

Section 401(k) Plan
-------------------

      In 1989, the Company adopted an employee benefit plan under
Section 401(k) of the Internal Revenue Code for the benefit of employees meeting certain eligibility requirements. The Company has obtained a favorable determination from the Internal Revenue Service regarding the tax-favored status of this plan. Employees can contribute up to 10% of their compensation. The Company, at its discretion and subject to certain limitations, may contribute up to 75% of the contributions of each participant. The Company did not make any contributions to the 401(k) Plan in 1997.

Compensation of Directors and Other Arrangements
-------------------------------------------------

      The Company reimburses its directors for travel and lodging expenses incurred in attending meetings of the Board of Directors. Effective January 1, 1990, directors (other than Messrs. Hummel and Palliser and those directors who are officers of the Company) were paid an annual retainer of $18,000 plus a fee of $1,000 for each Board meeting attended. In addition, such directors were paid a fee of $1,000 for each committee meeting attended.

      In April 1994, the Company entered into separate consulting agreements with Messrs. Hummel and Palliser, upon their becoming directors. Each of the agreements is terminable by either of the parties thereto upon written notice and provides that the individuals will render consulting services to the Company in their respective areas of expertise. Pursuant to the terms of the agreements, each of those directors receives compensation at the rate of $50,000 per annum, which includes the compensation they would otherwise be entitled to receive as directors and for attending meetings of the Board. In addition, pursuant to the terms of the 1992 LTSIP, Messrs. Hummel, Palliser, Reinhardt and Hofheinz, each a non-employee director, were each granted stock options for 6,666 shares of Common Stock exercisable at prices ranging from $18.75 to $31.59 per share (adjusted for the Reverse Stock Split).

      In June 1997, the Company entered into a consulting agreement with Mr. Fetters, a director of the Company. The agreement is for a one-year term ending July 31, 1998, to continue thereafter on a month to month basis. The agreement may be terminated by either party on thirty days written notice. Pursuant to the terms of the agreement, Mr. Fetters is to consult with the Company on all aspects of the Company's exploration, development and production projects. For his services Mr. Fetters is to receive $30,000 per annum, which is in addition to the compensation he receives as a director for attending meetings of the Board. In addition to the above compensation, Mr. Fetters is entitled to receive a finder's fee on certain specifically identified projects.

     Effective June 1, 1997, Messrs. Hummel, Palliser, Reinhardt, Hofheinz and Fetters were each granted nonqualified stock options to purchase 66,666 shares of Common Stock (adjusted for the
Reverse Stock Split) exercisable at $3.75 (adjusted for the Reverse Stock Split) per share under the 1997 LTSIP Restatement. See "Stock Options - 1997 LTSIP Restatement - Awards to Management" herein.

      Benjamin  B.  Blanchet, in his capacity as  Executive  Vice
President, is entitled to a salary of $80,000 per year for up to 80 hours per month of services.

      Effective August 1, 1997, the Company entered into a Services Agreement with Mr. Blanchet. The Agreement is terminable by either party at any time without cause. Under the Agreement, Mr. Blanchet is engaged to act as counsel to the Company to perform from time to time such services as the Company may request of him in that capacity. In general, compensation for services under the Services Agreement will be at the rate of $175 per hour for up to 80 hours per month. Also, under the Services Agreement, the Company has agreed to provide Mr. Blanchet with office space, supplies, secretarial assistance, a library allowance, professional liability insurance, reimbursement for continuing legal education expenses and bar dues. Under the Services Agreement, Mr. Blanchet may, except as prohibited by law or the Louisiana Rules of Professional
Responsibility, represent other clients and engage in business for his own account.

      In connection with his employment by the Company, Mr. Blanchet received from the Company a $100,000 loan to replace benefits that he forfeited when he withdrew as a partner of Gordon, Arata, McCollam & Duplantis, L.L.P. to become Executive Vice President of the Company. The loan is to be repaid over eight years from annual bonus payments equal to interest, at the rate of 6.5% per annum, plus one-eighth of the original principal balance to be paid by the Company to Mr. Blanchet each year and shall be forgiven in its entirety if (i) the Company shall fail to pay timely any such bonus payment, shall breach the Services Agreement or shall terminate his employment without "cause" or
(ii) Mr. Blanchet terminates his employment with "good reason," in either case as such terms are defined in the note evidencing such loan.

      Effective August 1, 1997, Benjamin B. Blanchet was granted an NSO to purchase 400,000 shares of Common Stock for an option exercise price of $3.75 per share (aggregate purchase price of $1,500,000.00). Such Common Stock NSO is exercisable as to 133,334 shares on August 1, 1999; as to 133,333 shares on August 1, 2000 and as to 133,333 shares on August 1, 2001. On that same date Mr. Blanchet was granted an NSO to purchase 25,000 shares of Amended Series A Preferred Stock for an option exercise price of $85.00 per share (aggregate purchase price of $2,125,000). Such Amended Series A Preferred Stock NSO is exercisable as to 6,250 shares on August 1, 2000; as to 8,750 shares on August 1, 2001 and as to 10,000 shares on August 1, 2002. Mr. Blanchet's NSOs will expire on August 1, 2007 or, if earlier, the date his employment is terminated by the Company for cause or the date he voluntarily terminates his employment without good reason.

      During 1997 all regular employees were provided health insurance, a portion of the premium for which is paid by the Company, and life and disability insurance based upon a factor of the employee's base salary.

Employment Agreements; Termination of Employment and
----------------------------------------------------
Change-in-Control Arrangements
------------------------------

      Effective April 1, 1994, Messrs.  M.W.  Miller,  Jr.,  J.T.
Chandler,   D.M.  Dobbs, and R.C.  Cline, in their capacities  as
executive  and  administrative officers of the  Company  and  its
various   subsidiaries,  agreed  to  surrender  their  employment
agreements in consideration of the issuance of five-year warrants to purchase Common Stock at an exercise price of $18.75 per share (adjusted for the Reverse Stock Split), subject to customary anti-
dilution  adjustments.   The number of warrants  issued  to  such
individuals was determined based upon a formula whereby each of the individuals was offered a warrant to purchase, based upon the length of time of employment with the Company, a maximum of two shares of Common Stock for each dollar of compensation remaining to be paid to such individual under his agreement (based upon the product of his highest monthly base salary and the number of months remaining under his agreement). Accordingly, Mr. Miller
received  warrants  to  purchase 125,000 shares;  Mr.   Chandler,
68,333 shares; Mr. Dobbs, 38,333 shares; and Mr. Cline, 16,666 shares, all adjusted for the Reverse Stock Split.

      Effective January 1, 1989, the Company adopted a policy addressing severance upon separation from the Company. Under this policy benefits due upon a change-in-control as therein defined range from three months salary for employees with less than one year of service to 24 months salary for employees with more than 10 years of service.

Report on Repricing of Options/SARs
-----------------------------------

      During the fiscal year ended December 31, 1997, there were no repricings of stock options awarded to any of the named executive officers.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      For the year ended December 31, 1997, the following nonexecutive directors of the Company, served as members of the Compensation Committee of the Board of Directors: Messrs. M. Palliser, A.W. Hummel, Jr., F. Hofheinz (Chairman) and F.J. Reinhardt, Jr. None of the members of the Compensation Committee were formerly, nor are any members currently, officers or employees of the Company or any of its subsidiaries.

     Compensation Committee Report on Executive Compensation

      The Compensation Committee of the Board of Directors ("Committee") establishes the general compensation policies of the Company, establishes the compensation plans and specific compensation levels for executive officers and certain other managers, and administers the Stock Option Plans and Long Term Stock Incentive Plan. The Committee currently consists of four independent, nonemployee directors: Messrs. F. Hofheinz, who serves as Chairman, M. Palliser, Arthur W. Hummel, Jr. and Francis J. Reinhardt, Jr.

Compensation Policies and Philosophy
------------------------------------

      The Committee has determined that the compensation program of the Company should not only be adequate to attract, motivate and retain executives, key employees and other individuals who the Company believes may make significant contributions to the Company's results, but should also be linked to the value delivered to shareholders as reflected in the price of the Company's Common Stock.

      The  Committee  believes  that  the  cash  compensation  of executive officers, as well as other key employees, should be competitive with other similarly situated companies while, within the Company, being fair and discriminating on the basis of personal performance. In general, in establishing total cash compensation for its executives, the Committee has taken into account the median cash compensation of executives employed by competitors including some of the companies reflected in the peer group identified in the Performance Graph set forth below, which the Committee believes represent the Company's most direct competition for executive talent. The Committee receives recommendations from management as to executive compensation and, in light of the Company's performance and the economic conditions facing the Company, determines appropriate compensation levels for recommendation to the Board of Directors. The Committee does not assign relative weights to individual factors and criteria used in determining executive compensation and does not use quantifiable targets in determining compensation. For 1997, the Company did not retain the services of a compensation consulting firm.

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

      In recognition of the efforts and sacrifices of management that had enabled the Company in mid-1997 to be on track to meet its 1997 goals, the need to retain existing management and the need to attract qualified and competent personnel, in June 1997, the Board of Directors reassessed the need for adjusting management's compensation to provide for additional incentives to management. As a result of this reassessment, the Board of Directors approved amendments to and a restatement of the Company's 1992 LTSIP subject to shareholders approval, which was obtained on December 17, 1997. These amendments generally made available to the Committee the authority to grant Awards to executives employed by the Company entitling such executives to acquire shares of the Company's Preferred Stock and Common Stock. They also made available to the Committee the authority to grant appreciation awards. As described in greater detail in "Awards to Management," the Board of Directors made, subject to the approval of the shareholders of the Company, which was obtained on December 17, 1997, certain Awards under the 1997 LTSIP Restatement effective as of June 1, 1997 (except for awards to the CFO and an Executive Vice President which were effective October 6 and August 1, 1997, respectively). The Committee believes that the 1997 LTSIP Restatement and the Awards granted thereunder effectively encourage retention and continuity of management, appropriately reward management for its past performance and align the interests of management with those of the Company's shareholders by providing management with the opportunity to share in the creation of the Company's value.

      On December 17, 1997, the Committee reviewed the Company's 1997 financial results and 1997 nonfinancial goals and determined that, in light of (i) the Company's continued successful drilling results in the Zhao Dong Block in the Bohai Bay in China, (ii) the fact that top officials in China's oil industry have indicated that the Company will be offered additional exploration and development rights in China and (iii) the Company's successful placement in May 1997 of $100 million of Preferred Stock and Notes, the proceeds of which allowed the Company to commence achieving its objectives in China, the Company's financial and operating goals for 1997 had been met and exceeded.


Company Performance and Chief Executive Officer Compensation
------------------------------------------------------------

       The   Committee,   in  connection  with  determining   the
appropriate  compensation for Marsden W.  Miller,  Jr.  as  Chief
Executive Officer ("CEO"), took into account the financial condition of the Company, including its liquidity requirements. It determined that the CEO had been successful in disposing of assets and raising capital throughout the year. Taking into consideration the performance of the CEO, as well as the Company's current cash position and near term requirements, the adoption of the 1997 LTSIP Restatement and the NSO and Appreciation Option awarded to the CEO under the 1997 LTSIP Restatement, the Committee decided that the 1997 awards should serve in lieu of a cash salary increase or bonus to the CEO for the present time.

Compensation of Other Executive Officers
----------------------------------------

      The Committee, in consultation with the CEO, applied the information and other factors outlined above in reviewing and approving the compensation of the Company's other executive officers.

December 17, 1997                       COMPENSATION COMMITTEE

                                   Fred Hofheinz, Chairman
                                   Arthur W. Hummel
                                   Michael Palliser
                                   Francis J. Reinhardt, Jr.


Shareholder Return Performance Presentation
-------------------------------------------

      Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on the Company's Common Stock against the AMEX Market Value Index for the years 1993 through 1997, with a peer group selected by the Company for the past five fiscal years. The peer group consists of the same independent oil and gas exploration and production companies used in last year's comparison, namely: Alta Energy Corporation; Amerac Energy Corporation (formerly Wolverine Exploration Company); Bellwether Exploration Company; Brock
Exploration Corporation; Tom Brown, Inc.; Caspen Oil, Inc.; Chemfirst Inc. (formerly First Mississippi Corporation); Cobb Resources Corporation; Coda Energy, Inc.; Comstock Resources, Inc.; Crystal Oil Company; DeKalb Energy Company; Edisto Resources Company; Energen Corporation; Forest Oil Corporation; Geodyne Resources, Inc.; Global Natural Resources, Inc.; Goodrich Petroleum Corporation (formerly Patrick Petroleum Company); Hallador Pete Company; Hondo Oil & Gas Company; Kelley Oil & Gas Partners; Louis Dreyfus Natural Gas (formerly American Exploration Company); Magellan Petroleum Corporation; Maynard Oil Company; Monterey Resources, Inc. (formerly McFarland Energy, Inc.); MSR Exploration Limited; Numac Energy, Inc.; Pacific Enterprises; Penn Virginia Corporation; Plains Resources, Inc.; Presidio Oil; Wainoco Oil Corporation; Wichita River Oil; and Wiser Oil Company. The relevant information with respect to the peer group was furnished by Standard & Poors Compustat Service. The graph assumes that the value of the investment in the Company's Common Stock and the peer group stocks were $100 on January 1, 1992 and that all dividends were reinvested.

   [SHAREHOLDER RETURN PERFORMANCE GRAPH]

               1993 Return  1994 Return  1995 Return  1996 Return  1997 Return
               -----------  -----------  -----------  -----------  -----------
XCL               49.96        72.18        27.73        16.62        24.82
Peer Group       121.87       121.48       153.45       183.12       217.52
AMEX             119.52       108.63       137.32       146.10       171.48

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners
------------------------------------------------

     The following table sets forth as of March 31, 1998, the individuals or entities known to the Company to own more than 5 percent of the Company's outstanding shares of voting securities. As of that date there were 22,926,333 shares of Common Stock, excluding 69,471 shares held as treasury stock; and 1,129,453 shares of Amended Series A Preferred Stock and 47,085 shares of Series B Preferred Stock issued and outstanding. Except as otherwise indicated, all shares are owned both of record and beneficially.

                                                          Amended Series A       Amended Series B
                                   Common Stock (1)       Preferred Stock(2)     Preferred Stock (3)
Name and Address                  Number of  Percent      Number of Percent      Number of  Percent
of Beneficial Owner               Shares    of Class      Shares   of Class      Shares     of Class
------------------                ---------  -------      --------  -------      -------     --------
Cumberland Associates
1114 Avenue of the Americas
New York, New York  10036       2,900,228  (4)    11.28     214,909      19.03       --        --

KAIM Non-Traditional, L.P.
1800 Avenue of the Stars,
2nd Floor
Los Angeles, California 90026   4,858,366(4)(5)   18.08     311,908 (6)  27.62    47,085       100

Mitch Leigh
29 West 57th Street
New York, New York  10019       1,938,416 (4)(7) 8.33          --          --       --          --

Marsden W. Miller, Jr.
110 Rue Jean Lafitte, 2nd Floor
Lafayette, Louisiana 70508      1,665,713 (4)(8)  7.11         --          --       --          --

______________
(1) This table includes shares of Common Stock issuable upon conversion of the shares of Amended Series A Preferred Stock. Each share of Amended Series A Preferred Stock is convertible into approximately 11 shares of Common Stock.

(2) The holders of Amended Series A Preferred Stock are entitled to cast the same number of votes as the shares of Common Stock then issuable upon conversion thereof (currently 11 votes) on any matter subject to the vote of Common Stockholders.

(3) Each share of Amended Series B Preferred Stock is convertible into approximately 26.3 shares of Common Stock, if the Common Stock issuable on conversion has not been registered and 21 shares of Common Stock, if the Common Stock issuable on conversion has been registered, subject to adjustment, on or after August 31, 1998. Each share of Amended Series B Preferred Stock is entitled to 50 votes per share.

 (4) Includes shares issuable upon the exercise of outstanding stock purchase warrants exercisable within the next 60 days.

 (5) Includes 16,874 shares owned by Richard A. Kayne, a director, CEO and President of Kayne Anderson Investment Management, Inc., the general partner of KAIM Non-
     Traditional, L.P. ("KAIM LP"). The shares over which Mr. Kayne has sole voting and dispositive power are held by him directly or by accounts for which he serves as trustee or custodian. The shares over which Mr. Kayne and KAIM LP have shared voting and dispositive power are held by accounts for which KAIM LP serves as investment adviser (and, in some cases as general partner). KAIM LP disclaims beneficial ownership of these shares, except to the extent that they are held by it or attributable to it by virtue of its general partner interests in certain limited partnerships holding such shares. Mr. Kayne disclaims beneficial ownership of the shares reported, except those shares attributable to him by virtue of his limited and general partner interests in such limited partnerships and by virtue of his indirect interest in the interest of KAIM LP in such limited partnerships.

(6) Includes 2,610 shares owned by Richard Kayne, a director, CEO and President of Kayne Anderson Investment Management, Inc., the general partner of KAIM Non-Traditional, L.P. ("KAIM LP") The shares over which Mr. Kayne has sole voting and dispositive power are held by him directly or by accounts for which he serves as trustee or custodian. The shares over which Mr. Kayne and KAIM LP have shared voting and dispositive power are held by accounts for which KAIM LP serves as investment adviser (and, in some cases as general partner). KAIM LP disclaims beneficial ownership of these shares, except to the extent that they are held by it or attributable to it by virtue of its general partner interests in certain limited partnerships holding such shares. Mr. Kayne disclaims beneficial ownership of the shares reported, except those shares attributable to him by virtue of his limited and general partner interests in such limited partnerships and by virtue of his indirect interest in the interest of KAIM LP in such limited partnerships.

(7) Includes 104,132 shares owned by Mr. Leigh's wife. Does not include shares and warrants held in custodial and trust accounts for Mr. Leigh's minor children, which Mr. Leigh does not control. Mr. Leigh disclaims beneficial ownership of all shares held by his wife and minor children.

(8) Includes shares issuable upon the exercise of stock options exercisable within the next 60 days; and 1,000,000 shares of restricted stock subject to certain forfeiture provisions.

Security Ownership of Management
--------------------------------

      The following table sets forth information concerning the shares of the Company's Common Stock owned beneficially by each director of the Company, and all directors and executive officers as a group as of March 15, 1998. As of that date there were 22,926,333 shares of Common Stock issued and outstanding, excluding 69,741 shares of Common Stock held as treasury stock, and 1,129,453 shares of Amended Series A Preferred Stock issued and outstanding. The mailing address for all such individuals is XCL Ltd., 110 Rue Jean Lafitte, 2nd Floor, Lafayette, Louisiana 70508.

                                          Common Stock              Amended Series  A Preferred Stock
                                 _____________________________  ______________________________

                                  Number               Percent           Number      Percent
Name of Beneficial Owner         of Shares            of Class (7)      of Shares   of Class
------------------------         ---------            ------------      ---------   --------
Marsden W. Miller, Jr.       1,665,713 (1)(2)(3)(4)        7.11             --         --
John T. Chandler               554,940 (1)(2)(3)(4)        2.40         20,000 (2)    0.02
Benjamin B. Blanchet               200 (5)                  --              --         --
Fred Hofheinz                    6,666 (3)                 0.03             --         --
Arthur W. Hummel, Jr.            6,666 (3)                 0.03             --         --
Sir Michael Palliser             6,666 (3)                 0.03             --         --
Francis J. Reinhardt, Jr.       40,798 (3)(6)              0.18             --         --
R. Thomas Fetters, Jr.          62,699 (4)                 0.27             --         --
All directors and officers of
 the Company as a group
  (15 persons)               2,484,064 (3)(4)             10.83          20,000 (2)   0.02

____________

(1) Includes 13,333 shares which are subject to an option granted under agreement dated October 1, 1985 in favor of John T. Chandler. Such shares are also included in Mr. Chandler's holding inasmuch as the option is presently exercisable. For purposes of the total holdings of the group, the shares are included solely in Mr. Miller's share holdings.
(2) Includes shares of restricted stock awarded to Messrs. Miller and Chandler which are subject to certain forfeiture provisions.
(3) Includes shares of Common Stock which may be acquired pursuant to options which are exercisable within 60 days.
(4) Includes shares of Common Stock which may be acquired pursuant to stock purchase warrants exercisable within 60 days.
(5) Represents shares of Common Stock owned by Mr. Blanchet's children. Mr. Blanchet disclaims ownership of these shares.
(6) Includes 6,666 shares of Common Stock owned by Carl H. Pforzheimer & Co. of which Mr. Reinhardt is a general partner and 13,333 shares owned by Petroleum and Trading Corporation of which Mr. Reinhardt is an officer and director. Mr. Reinhardt disclaims beneficial ownership of the shares owned by Petroleum and Trading Corporation.
(7)  Calculated  taking into account the results of  the  Reverse
     Stock Split.


Item 13.     Certain Relationships and Related Transactions.

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

Financial Statements
--------------------

      The following documents are included in Part II, Item 8 of this report:
                                                        Page

XCL Ltd. and Subsidiaries:

Report of Independent Accountants

Consolidated Balance Sheet as of December 31, 1997 and
  December 31, 1996

Consolidated Statement of Operations for each of the three years in the period ended December 31,1997

Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December 31, 1997

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1997

Notes to Consolidated Financial Statements

XCL-China Ltd. (wholly-owned):

Report of Independent Accountants

Balance Sheet as of December 31, 1997 and December 31,1996

Statement of Operations for each of the three years in the period ended December 31, 1997

Statement of Shareholders' Equity for each of the three years in the period ended December 31, 1997

Statement of Cash Flows for each of the three years in the period ended December 31, 1997

Notes to Financial Statements

Financial Statement Schedules
-----------------------------

     Certain financial statement schedules are omitted because of the absence of the conditions under which they are required.

XCL Ltd. and Subsidiaries:

Schedule II-Valuation and Qualifying Accounts


Executive Compensation Plans and Arrangements
---------------------------------------------

Form  of  Long Term Stock Incentive Plan as Amended and  Restated
Effective as of June 1, 1997 - See Appendix C to Proxy Statement dated November 20, 1997.

Form of Appreciation Grant Agreement between the Company and  Mr.
M.W.  Miller,  Jr.  -  See Appendix D to  Proxy  Statement  dated
November 20, 1997.

Form  of  Services  Agreement dated August 1, 1997,  between  the
Company  and Mr. Benjamin B. Blanchet, an officer of the Company.
- See Exhibit 10.46 hereto.

Form  of  Promissory Note dated August 1, 1997,  in  a  principal amount  of $100,000, made in favor of the Company by Mr. Benjamin
B.  Blanchet,  an  officer  of the Company.   See  Exhibit  10.47
hereto.

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

Amended and Restated 1987 Incentive Stock Option and Stock Option
Plans  -  See  Exhibit  4 to Current Report  on  Form  8-K  filed
February 10, 1989.

Long Term Stock Incentive Plan between the Company and certain employees - See Exhibit A to Proxy Statement dated May 11, 1992.

Consulting Agreement by and between the Company and Mr. R. Thomas
Fetters, Jr. dated June 1, 1997. -  See Exhibit 10.44 hereto.

Consulting  Agreement by and between the Company and Sir  Michael
Palliser dated May 1, 1994. -  See Exhibit 10.4 hereto.

Consulting Agreement by and between the Company and Mr. Arthur W.
Hummel. Jr. dated May l, 1994. - See Exhibit 10.5 hereto.

(b)  Reports on Form 8-K

      A Current Report on Form 8-K dated October 3, 1997, was filed to report (i) the test results of the Company's C-4 well on the Zhao Dong Block, (ii) the release of funds held in escrow from the May 20, 1997 Note Offering, and (iii) the sale of 24,000 shares of Common Stock through the exercise of stock purchase warrants, pursuant to Regulation S under the Securities Act.

      A Current Report on Form 8-K dated October 21, 1997, was filed to report the sale of 100,000 shares of Common Stock through the exercise of stock purchase warrants and the issuance of an aggregate of 53,333 shares of Common Stock as compensation to a resident of Taiwan, all pursuant to Regulation S under the Securities Act.

(c)  Exhibits required by Item 601 of Regulation S-K

(a)  Exhibits required by Item 601 of Regulation S-K.

2.0  Not applicable

3(i) Articles of incorporation

3.1  Amended and Restated Certificate of Incorporation of the
     Company dated December 17, 1998.  *

3(ii)     Amended and Restated Bylaws of the Company as currently
     in effect.  (A)(i) *

4.0 Instruments defining rights of security holders, including indentures:

4.1  Forms of Common Stock Certificates. *

4.2 Form of Warrant dated January 31, 1994 to purchase 2,500,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment, issued to INCC. (D)(i)

4.3 Form of Registrar and Stock Transfer Agency Agreement, effective March 18, 1991, entered into between the Company and Manufacturers Hanover Trust Company (predecessor to Chemical Bank), whereby Chemical Bank (now known as ChaseMellon Shareholder Services) serves as the Company's Registrar and U.S. Transfer Agent. (E)

4.4  Copy of Warrant Agreement and Stock Purchase Warrant dated
     March 1, 1994 to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment, issued to EnCap Investments, L.C. (D)(ii)

4.5 Copy of Warrant Agreement and form of Stock Purchase Warrant dated March 1, 1994 to purchase an aggregate 600,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment, issued to principals of San Jacinto Securities, Inc. in connection with its financial consulting agreement with the Company. (D)(iii)

4.6 Form of Warrant Agreement and Stock Purchase Warrant dated April 1, 1994, to purchase an aggregate 6,440,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to executives of the Company surrendering all of their rights under their employment contracts with the Company. (C)(i)

4.7 Form of Warrant Agreement and Stock Purchase Warrant dated April 1, 1994, to purchase an aggregate 878,900 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to executives of the Company in consideration for salary reductions sustained under their employment contracts with the Company. (C)(ii)

4.8  Form of Warrant Agreement and Stock Purchase Warrant dated
     April 1, 1994, to purchase 200,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment,
     issued to Thomas H. Hudson.   (C)(iii)

4.9 Form of Warrant Agreement and Stock Purchase Warrant dated May 25, 1994, to purchase an aggregate 100,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to the holders of Purchase
     Notes B, in consideration of amendment to   payment terms of
     such Notes. (C)(iv)

4.10 Form of Warrant Agreement and Stock Purchase Warrant dated May 25, 1994, to purchase an aggregate 100,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to the holders of Purchase Notes B, in consideration for the granting of an option to
     further extend payment terms of such Notes.   (C)(v)

4.11 Form of Purchase Agreement between the Company and each of the Purchasers of Units in the Regulation S Unit Offering conducted by Rauscher Pierce & Clark with closings as follows:

          December 22, 1995               116 Units
          March 8, 1996                        34 Units
          April 23, 1996            30 Units  (J)(i)

4.12 Form of Warrant Agreement between the Company and each of the Purchasers of Units in the Regulation S Unit Offering conducted by Rauscher Pierce & Clark, as follows:

                   Closing Date                Warrants
     Exercise Price
                   ----------------               -----------
     -----------------

                   December 22, 1995     6,960,000        $.50
                   March 8, 1996             2,040,000
     $.35
                   April 23, 1996             1,800,000
     $.35  (J)(ii)

4.13 Form of Warrant Agreement between the Company and Rauscher
     Pierce & Clark in consideration for acting as placement agent in the Regulation S Units Offering, as follows:

               Closing Date          Warrants    Exercise Price
              ----------------      -----------  --------------

              December 22, 1995       696,000         $.50
              March 8, 1996           204,000         $.35
              April 23, 1996          180,000         $.35
     (J)(iii)

4.14 Form of a series of Stock Purchase Warrants issued to Janz Financial Corp. Ltd. dated August 14, 1996, entitling the holders thereof to purchase up to 3,080,000 shares of Common Stock at $0.25 per share on or before August 13, 2001.
     (M)(i)

4.15 Stock Purchase Agreement between the Company and Provincial
     Securities Ltd. dated August 16, 1996, whereby Provincial purchased 1,500,000 shares of Common Stock in a Regulation S transaction. (M)(ii)

4.16 Stock Purchase Warrant issued to Terrenex Acquisitions Corp.
     dated August 16, 1996, entitling the holder thereof to purchase up to 3,000,000 shares of Common Stock at $0.25 per share on or before December 31, 1998. (M)(iii)

4.17 Form of a series of Stock Purchase Warrants dated November
     26, 1996, entitling the following holders thereto to purchase up to 2,666,666 shares of Common Stock at $0.125 per share on or before December 31, 1999:

     Warrant Holder                            Warrants

     Opportunity Associates, L.P.               133,333
     Kayne Anderson Non-Traditional
      Investments, L.P.                         666,666
     Arbco Associates, L.P.                     800,000
     Offense Group Associates, L.P.             333,333
     Foremost Insurance Company                 266,667
     Nobel Insurance Company                    133,333
     Evanston Insurance Company                 133,333
     Topa Insurance Company                     200,000 (N)(i)

4.18 Form of a series of Stock Purchase Warrants dated December 31, 1996 (2,128,000 warrants) and January 8, 1997 (2,040,000 warrants) to purchase up to an aggregate of 4,168,000 shares of Common Stock at $0.125 per share on or before August 13, 2001. (N)(ii)

4.19 Form of Stock Purchase Warrants dated February 6, 1997, entitling the following holders to purchase an aggregate of 1,874,467 shares of Common Stock at $0.25 per share on or before December 31, 1999:

     Warrant Holder                               Warrants

     Donald A. and Joanne R. Westerberg            241,660
     T. Jerald Hanchey                            1,632,807 (N)(iii)

4.20 Form of a series of Stock Purchase Warrants dated April 10, 1997, issued as a part of a unit offered with Unsecured Notes of XCL-China Ltd., exercisable at $0.01 per share on or before April 9, 2002, entitling the following holders to purchase up to an aggregate of 10,092,980 shares of Common
     Stock:

     Warrant Holder                               Warrants

     Kayne Anderson Offshore L.P.                        651,160
     Offense Group Associates, L.P.                    1,627,900
     Kayne Anderson Non-Traditional Investments, L.P.  1,627,900
     Opportunity Associates, L.P.                      1,302,320
     Arbco Associates, L.P.                            1,627,900
     J. Edgar Monroe Foundatio                           325,580
     Estate of J. Edgar Monroe                           976,740
     Boland Machine & Mfg. Co., Inc.                     325,580
     Construction Specialists, Inc.
       d/b/a Con-Spec, Inc.                            1,627,900  (N)(iv)

4.21 Form of Purchase Agreement dated May 13, 1997, between the Company and Jefferies & Company, Inc. (the "Initial Purchaser") with respect to 75,000 Units each consisting of $1,000 principal amount of 13.5% Senior Secured Notes due May 1, 2004, Series A and one warrant to purchase 1,280 shares of the Company's Common Stock with an exercise price of $0.2063 per share ("Note Warrants"). (O)(i)

4.22 Form of Purchase Agreement dated May 13, 1997, between the Company and Jefferies & Company, Inc. (the "Initial Purchaser") with respect to 294,118 Units each consisting of one share of Amended Series A, Cumulative Convertible Preferred Stock ("Amended Series A Preferred Stock") and one warrant to purchase 327 shares of the Company's Common Stock with an exercise price of $0.2063 per share ("Equity Warrants"). (O)(ii)

4.23 Form of Warrant Agreement and Warrant Certificate dated  May
     20, 1997, between the Company and Jefferies & Company, Inc., as the Initial Purchaser, with respect to the Note Warrants.
     (O)(iii)

4.24 Form of Warrant Agreement and Warrant Certificate dated  May
     20, 1997, between the Company and Jefferies & Company, Inc., as the Initial Purchaser, with respect to the Equity
     Warrants. (O)(iv)

4.25 Form of Designation of Amended Series A Preferred Stock dated May 19, 1997. (O)(v)

4.26 Form  of  Amended  Series  A  Preferred  Stock  certificate.
     (O)(vi)

4.27 Form of Global Unit Certificate for 75,000 Units consisting of 13.5% Senior Secured Notes due May 1, 2004 and Warrants to Purchase Shares of Common Stock. (O)(vii)

4.28 Form of Global Unit Certificate for 293,765 Units consisting of Amended Series A Preferred Stock and Warrants to Purchase
     Shares of Common Stock. (O)(viii)

4.29 Form  of  Warrant Certificate dated May 20, 1997, issued  to
     Jefferies & Company, Inc., with respect to 12,755 warrants to purchase shares of Common Stock of the Company at an exercise price of $0.2063 per share. (O)(ix)

4.30 Form of Stock Purchase Agreement dated effective as of October 1, 1997, between the Company and William Wang, whereby the Company issued 800,000 shares of Common Stock to Mr. Wang, as partial compensation pursuant to a Consulting Agreement. (Q)(i)

4.31 Form of Stock Purchase Warrants dated effective as of February 20, 1997, issued to Mr. Patrick B. Collins with respect to 200,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $0.25 per share, issued as partial compensation pursuant to a Consulting Agreement. (Q)(ii)

4.32 Certificate of Amendment to the Certificate of Designation of Series F, Cumulative Convertible Preferred Stock dated
     January 6, 1998. *

4.33 Form of Stock Purchase Warrants dated January 16, 1998, issued to Arthur Rosenbloom (6,389), Abby Leigh (12,600) and Mitch Leigh (134,343) to purchase shares of Common Stock of the Company at an exercise price of $0.15 per share, on or before December 31, 2001. *

4.34 Certificate of Designation of Amended Series B, Cumulative
     Convertible  Preferred Stock dated March 4, 1998. *

4.35 Correction to Certificate of Designation of Amended Series
     B, Cumulative Convertible  Preferred Stock dated March 5,
     1998. *

4.36 Second Correction to Certificate of Designation of Amended
     Series B Preferred Stock dated March 19, 1998. *

10.0 -     Material Contracts

10.1 Contract for Petroleum Exploration, Development and
     Production on Zhao Dong Block in Bohai Bay Shallow Water Sea
     Area of The People's Republic of China between China
     National Oil and Gas Exploration and Development Corporation
     and XCL - China, Ltd., dated February 10,    1993. (B)

10.2 Form of Net Revenue Interest Assignment dated February 23,
     1994, between the Company and the purchasers of the Company's Series D, Cumulative Convertible Preferred Stock.
     (D)(iv)

10.3 Modification Agreement for Petroleum Contract on Zhao Dong Block in Bohai Bay Shallow Water Sea Area of The People's Republic of China dated March 11, 1994, between the Company, China National Oil and Gas Exploration and Development corporation and Apache China Corporation LDC. (D)(v)

10.4 Consulting agreement between the Company and Sir Michael
     Palliser dated April 1, 1994. (F)(i)

10.5 Consulting agreement between the Company and Mr. Arthur W.
     Hummel, Jr. dated April 1, 1994. (F)(ii)

10.6 Letter of Intent between the Company and CNPC United Lube
     Oil Corporation for a joint venture for the manufacture and sale of lubricating oil dated January 14, 1995. (G)(i)

10.7 Farmout Agreement dated May 10, 1995, between XCL China Ltd., a wholly owned subsidiary of the Company and Apache Corporation whereby Apache will acquire an additional interest in the Zhao Dong Block, Offshore People's Republic of China. (G)(ii)

10.8 Modification Agreement of Non-Negotiable Promissory Note and Waiver Agreement between Lutcher & Moore Cypress
     Lumber Company and L.M. Holding Associates, L.P. dated June
     15, 1995. (H)(i)

10.9 Third Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth
     Mecom Irrevocable Trust, Matilda Gray  Stream, The   Opal
     Gray  Trust,  Harold  H.  Stream  III,   The Succession  of
     Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates, L.P. dated June 15, 1995. (H)(ii)

10.10      Second   Amendment  to  Appointment  of  Agent   for
     Collection and Agreement to Application of Funds between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, L.M. Holding Associates, L.P. and The First National Bank of Lake Charles, dated June 15, 1995. (H)(iii)

10.11     Contract of Chinese Foreign Joint Venture dated  July
     17,  1995, between United Lube Oil Corporation  and  XCL
     China   Ltd.  for  the  manufacturing  and  selling   of
     lubricating oil and related products. (H)(iv)

10.12     Letter  of  Intent dated July 17, 1995  between  CNPC
     United Lube Oil Corporation and XCL Ltd. for discussion of further projects. (H)(v)

10.13 Copy of Letter Agreement dated March 31, 1995, between the Company and China National Administration of Coal Geology for the exploration and development of coal bed methane in Liao Ling Tiefa and Shanxi Hanchang Mining Areas. (I)(i)

10.14 Memorandum of Understanding dated December 14, 1995, between XCL Ltd. and China National Administration of Coal
     Geology. (J)(iv)

10.15 Form of Fourth Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates, L.P. dated January 16, 1996. (J)(v)

10.16 Form of Third Amendment to Appointment of Agent for Collection and Agreement to application of Funds between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, L.M. Holding Associates, L.P. and The First National Bank of Lake Charles, dated January 16, 1996. (J)(vi)

10.17     Copy of Purchase and Sale Agreement dated March 8,
     1996, between XCL-Texas, Inc. and Tesoro  E&P  Company, L.P.
     for  the sale of the Gonzales Gas Unit located in south
     Texas. (J)(vii)

10.18     Copy  of  Limited  Waiver  between  the Company  and
     Internationale Nederlanden (U.S.) Capital Corporation dated April 3, 1996. (J)(viii)

10.19     Copy  of Purchase and Sale Agreement dated  April 22,
     1996, between XCL-Texas, Inc. and Dan A. Hughes Company for the sale of the Lopez Gas Units located in south Texas.
     (K)

10.20 Form of Sale of Mineral Servitude dated June 18, 1996, whereby the Company sold its 75 percent mineral interest in the Phoenix Lake Tract to the Stream Family Limited Partners and Virginia Martin Carmouche Gayle. (L)(i)

10.21 Form of Fifth Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates, L.P. dated August 8, 1996. (N)(v)

10.22     Form of Assignment and Sale between XCL Acquisitions,
     Inc. and purchasers of an interest in certain promissory notes held by XCL Acquisitions, Inc. as follows:

     Date           Purchaser                            Principal   Purchase
                                                          Amount       Price

     November 19, 1996   Opportunity Associates, L.P.    $15,627.39  $12,499.98
     November 19, 1996   Kayne Anderson Non-Traditional
                           Investments, L.P.             $78,126.36  $62,499.98
     November 19, 1996   Offense Group Associates, L.P.  $39,063.18  $31,249.99
     November 19, 1996   Arbco Associates, L.P.          $93,743.14  $75,000.04
     November 19, 1996   Nobel Insurance Company         $15,627.39  $12,499.98
     November 19, 1996   Evanston Insurance  Company     $15,627.39  $12,499.98
     November 19, 1996   Topa Insurance Company          $23,435.79  $18,750.01
     November 19, 1996 Foremost Insurance Company $31,249.48 $25,000.04 February 10, 1997 Donald A. and Joanne R.
       Westerberg                                        $25,000.00  $28,100.00
     February 10, 1997   T. Jerald Hanchey              $168,915.74 $189,861.29
                                                                    (N)(vi)

10.23 Form of Sixth Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, The Estate of Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates,
     L.P. dated January 28, 1997. (N)(vii)

10.24     Form of Act of Sale between the Company and The
     Schumacher Group of Louisiana, Inc. dated March 31, 1997, where in the Company sold its office building. (N)(viii)

10.25     Amendment No. 1 to the May 1, 1995 Agreement with
     Apache Corp. dated April 3, 1997, effective December 13,
     1996. (N)(ix)

10.26     Form of Guaranty dated April 9, 1997 by XCL-China Ltd.
     in favor of ING (U.S.) Capital Corporation executed in connection with the sale of certain Unsecured Notes issued by XCL-China Ltd. (N)(x)

10.27     Form of First Amendment to Stock Pledge Agreement dated
     April 9, 1997, between the Company and ING (U.S.) Capital
     Corporation adding XCL Land Ltd. to the Stock Pledge
     Agreement dated as of January 31, 1994. (N)(xi)

10.28 Form of Agreement dated April 9, 1997, between ING (U.S.) Capital Corporation, XCL-China and holders of the Senior Unsecured Notes, subordinating the Guaranty granted by XCL-China in favor of ING to the Unsecured Notes.
     (N)(xii)

10.29 Form of Forbearance Agreement dated April 9, 1997 between the Company and ING (U.S.) Capital Corporation.
     (N)(xiii)

10.30     Form of a series of Unsecured Notes dated April 10,
     1997, between the Company and the following entities:

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
     Construction Specialists, Inc. d/b/a Con-Spec, Inc. $500,000 (N)(xiv)

10.31 Form of Subscription Agreement dated April 10, 1997, by and between XCL-China, Ltd., the Company and the subscribers of Units, each unit comprised of $100,000 in Unsecured Notes and 325,580 warrants. (N)(xv)

10.32 Form of Intercompany Subordination Agreement dated April 10, 1997, between the Company, XCL-Texas, Ltd., XCL Land Ltd., The Exploration Company of Louisiana, Inc., XCL-Acquisitions, Inc., XCL-China Coal Methane Ltd., XCL-China LubeOil Ltd., XCL-China Ltd., and holders of the Unsecured Notes. (N)(xvi)

10.33 Form of Indenture dated as of May 20, 1997, between the Company, as Issuer and Fleet National Bank, as Trustee
     ("Indenture"). (O)(x)

10.34      Form  of  13.5% Senior Secured Note due May  1,  2004,
     Series A issued May 20, 1997 to Jefferies & Company, Inc. as the Initial Purchaser (Exhibit A to the Indenture). (O)(xi)

10.35 Form of Pledge Agreement dated as of May 20, 1997, between the Company and Fleet National Bank, as Trustee
     (Exhibit C to the Indenture). (O)(xii)

10.36 Form of Cash Collateral and Disbursement Agreement dated as of May 20, 1997, between the Company and Fleet National Bank, as Trustee and Disbursement Agent, and Herman
     J. Schellstede & Associates, Inc., as Representative (Exhibit F to the Indenture). (O)(xiii)

10.37 Form of Intercreditor Agreement dated as of May 20, 1997, between the Company, ING (U.S.) Capital Corporation, the holders of the Secured Subordinated Notes due April 5, 2000 and Fleet National Bank, as trustee for the holders of the 13.5% Senior Secured Notes due May 1, 2004 (Exhibit G to the Indenture). (O)(xiv)

10.38 Registration Rights Agreement dated as of May 20, 1997, by and between the Company and Jefferies & Company, Inc. with respect to the 13.5% Senior Secured Notes due May 1, 2004 and 75,000 Common Stock Purchase Warrants (Exhibit H to the Indenture). (O)(xv)

10.39      Form  of  Security  Agreement,  Pledge  and  Financing
     Statement  and Perfection Certificate dated as  of  May  20,
     1997, by the Company in favor of Fleet National Bank, as Trustee (Exhibit I to the Indenture). (O)(xvi)

10.40 Registration Rights Agreement dated as of May 20, 1997, by and between the Company and Jefferies & Company, Inc.
     with respect to the 9.5% Amended Series A Preferred Stock and Common Stock Purchase Warrants. (O)(xvii)

10.41 Form of Restated Forbearance Agreement dated effective as of May 20, 1997, between the Company, XCL-Texas, Inc. and
     ING (U.S.) Capital Corporation. (O)(xviii)

10.42 Form of Seventh Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, The Estate of Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates,
     L.P. dated May 8, 1997.  (P)(i)

10.43 Form of Eighth Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, The Estate of Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates,
     L.P. dated July 29, 1997. (P)(ii)

10.44 Form of Consulting Agreement dated February 20, 1997, between the Company and Mr. Patrick B. Collins, whereby Mr.
     Collins performs certain accounting advisory services.
     (Q)(ii)

10.45     Form of Consulting Agreement dated effective as of June
     1, 1997, between the Company and Mr. R. Thomas Fetters, Jr., a director of the Company, whereby Mr. Fetters performs certain geological consulting services. (Q)(iii)

10.46     Form of Agreement dated October 1, 1997, between the
     Company and Mr. William Wang, whereby Mr. Wang performs certain consulting services with respect to its investments in China. (Q)(iv)

10.47 Form of Services Agreement dated August 1, 1997, between the Company and Mr. Benjamin B. Blanchet, an officer of the Company. (Q)(v)

10.48 Form of Promissory Note dated August 1, 1997, in a principal amount of $100,000, made by Mr. Benjamin B.
     Blanchet in favor of the Company. (Q)(vi)

11.  Not applicable.

12.  Not applicable.

13.  Not applicable

16.  Not applicable.

18.  Not applicable.

19.  Not applicable.

21.  Subsidiaries of the Registrant

     XCL-China, Ltd.
     XCL-China LubeOil Ltd.
     XCL-China Coal Methane Ltd.
     XCL-Texas, Inc.
     XCL-Acquisitions, Inc.
     The Exploration Company of Louisiana, Inc.
     XCL Land Ltd.

22.  Not applicable.

23   Consents of Experts and Counsel:

23.1 Coopers & Lybrand *

23.2 H.J. Gruy & Associates, Inc. *

24.  Not applicable.

27.  Financial Data Schedule *

99.1 Reserve Report dated January 1, 1998 prepared by H.J. Gruy &
     Associates, Inc. *

99.2 Glossary of Terms *

------------
*    Filed herewith.

(A) Incorporated by reference to the Registration Statement on Form 8-B filed on July 28, 1988, where it appears as Exhibits 3(c).

(B) Incorporated by reference to a Registration Statement on Form S-3 (File No. 33-68552) where it appears as Exhibit
     10.1.

(C)  Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement on Form S-3 (File No. 33-68552) where it appears as: (i) Exhibit 4.29; (ii) Exhibit 4.30;
     and (iii) through (v) Exhibits 4.34 through 4.36, respectively.

(D) Incorporated by reference to Amendment No. 1 to Annual Report on Form 10-K filed April 15, 1994, where it appears as: (i) Exhibit 4.32; (ii) Exhibit 4.36; (iii) Exhibit 4.37; (iv) through (v) Exhibit 10.41 through Exhibit 10.47, respectively; and (v) Exhibit 10.49.

(E) Incorporated by reference to an Annual Report on Form 10K for the fiscal year ended December 31, 1990, filed April 1, 1991, where it appears as Exhibit 10.27.

(F)  Incorporated by reference to Amendment No. 1 to an Annual
     Report on Form 10-K/A No. 1 for the fiscal year ended
     December 31, 1994, filed April 17, 1995, where it appears as: (i) through (ii) Exhibits 10.22 through 10.23, respectively.

(G) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, filed May 15, 1995, where it appears as: (i) Exhibit 10.26; and (ii)
     Exhibit 10.28.

(H)  Incorporated  by reference to Quarterly  Report  on Form 10-
     Q for the quarter ended June 30, 1995,  filed August 14,
     1995, where it appears as: (i) through (v) Exhibits 10.29 through 10.33, respectively.

(I) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed November
     13, 1995, where it  appears  as Exhibit 10.35.

(J) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995, filed April 15, 1996, where it appears as: (i) through (iii) Exhibits 4.28 through 4.30, respectively; and (iv) Exhibit 10.31 and
     (v) through (vii) Exhibits 10.33 through 10.36, respectively.

(K) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 15, 1996, where it appears as Exhibit 10.37.

(L) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996, where it appears as Exhibit 10.38.

(M) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 14, 1996, where it appears as (i) through (iii) Exhibits 4.32 through 4.34.

(N) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996, filed April 15, 1997, where it appears as (i) through (iii) Exhibits 4.35 through 4.38; (iv) Exhibit 4.40; and (v) through (xvi) Exhibits
     10.39 through 10.50.

(O) Incorporated by reference to Current Report on Form 8-K dated May 20, 1997, filed June 3, 1997, where it appears as
     (i) through (ix) Exhibits 4.1 through 4.9 and (x) through
     (xviii) Exhibits 10.51 through 10.59.

(P) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 14, 1997, where it appears as (i) and (ii) Exhibits 10.60 and 10.61.

(Q) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed November 14, 1997, where it appears as (i) Exhibit 4.52; and (ii) through
     (vi) Exhibits 10.61 through 10.66.

                          OTHER MATTERS

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

                    XCL Ltd. and Subsidiaries

          Schedule II-Valuation and Qualifying Accounts

      For the Years Ended December 31, 1997, 1996 and 1995
                     (thousands of dollars)

                                                              Additions
                                                      --------------------------
                                     Balance at        Charged          Charges               Balance at
                                     Beginning of      to costs         to other                End of
Description                              Year         and expenses      accounts    Deduction  Year
-----------                         ------------      ------------     ----------   ---------- ----------
1997:
----

Allowance for doubtful trade
  accounts receivable               $     101        $     --        $   --        $      36    $     65
                                      =======          =======        =====         ========     =======

Deferred tax valuation allowance    $  81,075        $  2,489        $   --        $      --    $ 83,564
                                      =======         ========        ======        =========     =======

1996:
----

Allowance for doubtful trade
  accounts receivable               $     103        $     --        $    --       $       2    $    101
                                     ========          ======          =====        =========     ======

Deferred tax valuation allowance    $  76,743        $  4,332        $    --       $      --    $  81,075
                                     ========         =======          ======       =========    ========
1995:
----
Allowance for doubtful trade
  accounts receivable               $     113        $     --        $     --       $      10   $     103
                                     ========         =======          ======        ========    ========

Deferred tax valuation allowance    $  44,464        $  32,279       $     --       $      --   $  76,743
                                     ========         ========        =======         ========   ========

                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              XCL LTD.

                           /s/ Marsden W. Miller, Jr.
April 14, 1998         By:_________________________________
                              Marsden W. Miller, Jr.
                              Chairman  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                Title                    Date

/s/ Marsden W. Miller, Jr.
______________________     Chairman of the Board            April 14, 1998
Marsden W. Miller, Jr.      Chief Executive Officer

/s/ Steven B. Toon
______________________     Principal Accounting Officer     April 14, 1998
Steven   B.   Toon          and Principal Financial Officer

/s/ John T. Chandler
______________________     Director                          April 14, 1998
John T. Chandler

/s/ Benjamin B. Blanchet
______________________     Director                          April 14, 1998
Benjamin B. Blanchet

/s/ R. Thomas Fetters, Jr.
______________________     Director                          April 14, 1998
R. Thomas Fetters, Jr.


______________________     Director                          April 14, 1998
Fred Hofheinz

/s/ Arthur W. Hummel, Jr.
______________________     Director                          April 14, 1998
Arthur W. Hummel, Jr.

/s/ Michael Palliser
_____________________      Director                          April 14, 1998
Michael Palliser

/s/ Francis J. Reinhardt, Jr.
______________________     Director                          April 14, 1998
Francis J. Reinhardt, Jr.