Form 10-K/A
period 1997-12-31
XCL LTD
filed 1998-04-22
CIK 720676

___________________________________

                     Securities and Exchange Commission
                         Washington, DC  20549
                      ___________________________
                           FORM 10-K/A No. 1

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

Common Stock, $.01 par value                     American Stock Exchange
   Title of each class                            Name on each exchange
                                                   on which registered

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

     22,341,636 shares Common Stock, $.01 par value were outstanding on April 13, 1998.

                  DOCUMENTS INCORPORATED BY REFERENCE
                                 None
_______________________________________________________________________

                             PART IV

      Item  14.  Exhibits,  Financial  Statement  Schedules,  and
Reports  on  Form  8-K are hereby deleted in their  entirety  and replaced  with the following, and Exhibits 3.1, 4.37, 4.38,  4.39 and 27.2 are filed herewith:

Item 14.      Exhibits, Financial Statement Schedules, and
Reports on Form 8-K.

(a)           The following documents are filed as a part of this report.

Financial Statements
--------------------

      The following documents are included in Part II, Item 8 of this report:
                                                         Page

XCL Ltd. and Subsidiaries:
-------------------------

Report of Independent Accountants................................     31
Consolidated Balance Sheet as of December 31, 1997 and
  December 31, 1996..............................................     32
Consolidated Statement of Operations for each of the three  years
  in the period ended December 31, 1997..........................     33
Consolidated Statement of Shareholders' Equity for  each  of  the
  three years in the period ended December 31, 1997..............     34
Consolidated Statement of Cash Flows for each of the three  years
  in the period ended December 31, 1997..........................     35
Notes to Consolidated Financial Statements.......................     36

XCL-China Ltd. (wholly-owned):
-----------------------------

Report of Independent Accountants................................     57
Balance Sheet as of December 31, 1997 and December 31, 1996......     58
Statement of Operations for each of the three years in the period
  ended December 31, 1997........................................     59
Statement of Shareholders' Deficit for each of the three years in
  the period ended December 31, 1997.............................     60
Statement of Cash Flows for each of the three years in
  the period ended December 31, 1997.............................     61
Notes to Financial Statements....................................     62

Financial Statement Schedules
-----------------------------

     Certain financial statement schedules are omitted because of the absence of the conditions under which they are required.

XCL Ltd. and Subsidiaries:
-------------------------

Schedule II-Valuation and Qualifying Accounts.....................    105

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

(c)     Exhibits required by Item 601 of Regulation S-K

2.0     Not applicable

3(i)     Articles of incorporation

3.1     Amended and Restated Certificate of Incorporation of the
     Company dated December 17, 1998.  +

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
     Exercise Price
                   December 22, 1995     6,960,000        $.50
                   March 8, 1996             2,040,000
     $.35
                    April 23, 1996             1,800,000
     $.35  (J)(ii)

4.13     Form of Warrant Agreement between the Company and
     Rauscher Pierce & Clark in consideration for acting as placement agent in the Regulation S Units Offering, as follows:

     Closing Date                 Warrants    Exercise Price
     ----------------          -----------    ----------------

       December 22, 1995            696,000         $.50
       March 8, 1996                204,000         $.35
       April 23, 1996               180,000         $.35   (J)(iii)

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
     T. Jerald Hanchey                               1,632,807 (N)(iii)

4.20 Form of a series of Stock Purchase Warrants dated April 10, 1997, issued as a part of a unit offered with Unsecured Notes of XCL-China Ltd., exercisable at $0.01 per share on or before April 9, 2002, entitling the following holders to purchase up to an aggregate of 10,092,980 shares of Common
     Stock:

     Warrant Holder                                   Warrants
     ---------------                                  --------

     Kayne Anderson Offshore L.P.                        651,160
     Offense Group Associates, L.P.                    1,627,900
     Kayne Anderson Non-Traditional Investments, L.P.  1,627,900
     Opportunity Associates, L.P.                      1,302,320
     Arbco Associates, L.P.                            1,627,900
     J. Edgar Monroe Foundation                          325,580
     Estate of J. Edgar Monroe                           976,740
     Boland Machine & Mfg. Co., Inc.                     325,580
     Construction Specialists, Inc. d/b/a
        Con-Spec, Inc.                                 1,627,900  (N)(iv)

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

4.35     Correction to Certificate of Designation of Amended
     Series B, Cumulative Convertible  Preferred Stock dated
     March 5, 1998. *

4.36     Second Correction to Certificate of Designation of
     Amended Series B Preferred Stock dated March 19, 1998. *

4.37     Form of Stock certificate representing shares of Amended
     Series B Preferred Stock. +

4.38 Form of Agreement dated March 3, 1998 between the Company and Arbco Associates, L.P., Kayne Anderson Non-Traditional Investments, L.P., Offense Group Associates, L.P. and Opportunity Associates, L.P. for the exchange of Series B Preferred Stock and associated warrants into Amended Series B Preferred Stock and warrants. +

4.39 Form of Stock Purchase Warrants dated March 3, 1998 between the Company and the following entities:

     Holder                                             Warrants
     ------                                             --------

     Arbco Associates, L.P.                              85,107
     Kayne Anderson Non-Traditional Investments, L.P.    79,787
     Offense Group Associates, L.P.                      61,170
     Opportunity Associates, L.P.                        23,936 +

10.0     -     Material Contracts

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
     Inc. and purchasers of an interest in certain promissory notes held by XCL Acquisitions, Inc. as follows:

                                                         Principal   Purchase
     Date               Purchaser                         Amount       Price
     ----               --------                          ------       -----
     November 19, 1996 Opportunity Associates, L.P. $15,627.39 $12,499.98 November 19, 1996 Kayne Anderson Non-Traditional
                          Investments, L.P.             $78,126.36  $62,499.98
     November 19, 1996  Offense Group Associates, L.P.  $39,063.18  $31,249.99
     November 19, 1996  Arbco Associates, L.P.          $93,743.14  $75,000.04
     November 19, 1996  Nobel Insurance Company         $15,627.39  $12,499.98
     November 19, 1996  Evanston Insurance  Company     $15,627.39  $12,499.98
     November 19, 1996  Topa Insurance Company          $23,435.79  $18,750.01
     November 19, 1996 Foremost Insurance Company $31,249.48 $25,000.04 February 10, 1997 Donald A. and Joanne R.
                           Westerberg                   $25,000.00  $28,100.00
     February 10, 1997  T. Jerald Hanchey              $168,915.74 $189,861.29
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

10.29 Form of Forbearance Agreement dated April 9, 1997 between the Company and ING (U.S.) Capital Corporation.
     (N)(xiii)

10.30     Form of a series of Unsecured Notes dated April 10,
     1997, between the Company and the following entities:

            Note Holder                              Principal Amount
            -----------                             -----------------

     Kayne Anderson Offshore, L.P.                         $200,000
     Offense Group Associates, L.P.                        $500,000
     Kayne Anderson Non-Traditional Investments, L.P.      $500,000
     Opportunity Associates, L.P.                          $400,000
     Arbco Associates, L.P.                                $500,000
     J. Edgar Monroe Foundation                            $100,000
     Estate of J. Edgar Monroe                             $300,000
     Boland Machine & Mfg. Co., Inc.                       $100,000
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

11.     Not applicable.

12.     Not applicable.

13.     Not applicable

16.     Not applicable.

18.     Not applicable.

19.     Not applicable.

21.     Subsidiaries of the Registrant

         XCL-China Ltd.
         XCL-China LubeOil Ltd.
         XCL-China Coal Methane Ltd.
         XCL-Texas, Inc.
         XCL-Acquisitions, Inc.
         The Exploration Company of Louisiana, Inc.
         XCL Land Ltd.

22.     Not applicable.

23      Consents of Experts and Counsel:

23.1     Coopers & Lybrand *

23.2     H.J. Gruy & Associates, Inc. *

24.     Not applicable.

27.1     Financial Data Schedule for year ended December 31, 1997  *

27.2     Restated Financial Data Schedule for the year ended
     December 31, 1996 and the three, six and nine month periods ended March 31, June 30 and September 30, 1997 +

99.1     Reserve Report dated January 1, 1998 prepared by H.J.
     Gruy & Associates, Inc. *

99.2     Glossary of Terms *

------------
*     Filed with Form 10-K.
+     Filed with this Amendment No. 1.

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

(H)     Incorporated  by reference to Quarterly  Report  on Form
     10-Q for the quarter ended June 30, 1995,  filed August 14,
     1995, where it appears as: (i) through (v) Exhibits 10.29 through 10.33, respectively.

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

(K)     Incorporated by reference to Quarterly Report on Form 10-
     Q for the quarter ended March 31, 1996, filed May 15, 1996, where it appears as Exhibit 10.37.

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

(Q)     Incorporated by reference to Quarterly Report on Form 10-
     Q for the quarter ended September 30, 1997, filed November
     14, 1997, where it appears as (i) Exhibit 4.52; and (ii) through (vi) Exhibits 10.61 through 10.66.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               XCL LTD.

                                        /s/ Lisha C. Falk
April 22, 1998                    By:_________________________________
                                             Lisha C. Falk
                                          Corporate Secretary