Form 10-Q
period 1998-03-31
XCL LTD
filed 1998-05-14
CIK 720676

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

                 Quarterly Report pursuant to Section 13 or 15(d) of the
      [X]          Securities Exchange Act of 1934
               For the Quarterly Period Ended March 31, 1998

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

       22,995,804 shares Common Stock, $.01 par value were outstanding on May 13, 1998.

                            XCL LTD.

                        TABLE OF CONTENTS


                                                                 Page
                             PART I

Item 1.  Financial Statements                                       3
Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      12

                             PART II

Item 1.  Legal Proceedings                                         15
Item 2.  Changes in Securities                                     15
Item 4.  Submission of Matters to a Vote of Security Holders       15
Item 6.  Exhibits and Reports on Form 8-K                          16

                    XCL Ltd. and Subsidiaries
                 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
                   CONSOLIDATED BALANCE SHEET
                     (Thousands of Dollars)
                           (Unaudited)
                                                     March 31     December 31
                         A S S E T S                   1998           1997
                         -----------                   ----           ----
Current assets:
      Cash and cash equivalents                     $  18,102     $   21,952
      Cash held in escrow (restricted)                 10,317         10,263
      Accounts receivable, net                            133            101
      Refundable deposits                                 200          1,200
      Other                                               453            451
                                                      -------        -------
                       Total current assets            29,205         33,967
                                                      -------        -------
Property and equipment:
      Oil and gas (full cost method):
           Proved properties under development
            not being amortized                        24,147         21,172
           Unevaluated properties                      36,740         33,132
                                                      -------        -------
                                                       60,887         54,304
      Other                                             1,209          1,163
                                                      -------        -------
                                                       62,096         55,467
      Accumulated depreciation, depletion and
        amortization                                     (932)        (1,000)
                                                      -------        -------
                                                       61,164         54,467
                                                      -------        -------
Investments                                             4,530          4,173
Assets held for sale                                   21,152         21,155
Debt issue costs, less amortization                     4,102          4,268
Other assets                                            1,224          1,059
                                                      -------        -------
                       Total assets                $  121,377     $  119,089
                                                      =======        =======

L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
-------------------------------------------------------------------
Current liabilities:
      Accounts payable and accrued costs           $      881     $     907
      Accrued interest                                  4,480         1,820
      Due to joint venture partner                      5,156         4,504
      Dividends payable                                 3,833         1,813
      Current maturities of long term debt              2,374         2,524
                                                      -------       -------
           Total current liabilities                   16,724        11,568
                                                      -------       -------
Long-term debt, net of current maturities              61,847        61,310

Other non-current liabilities                           5,354         5,386
Commitments and contingencies (Note 6)
Shareholders' equity:
       Preferred stock-$1.00 par value; authorized
         2.4 million shares; issued shares of
         1,176,538 at March 31, 1998 and
         1,196,236 at December 31, 1997 -
         liquidation preference of  $101 million
         at March 31, 1998                              1,177         1,196
      Common stock-$.01 par value; authorized
         500 million shares; issued shares of
         22,991,191 at March 31, 1998 and
         21,710,257 at December 31, 1997                  230           217
      Common stock held in treasury -
         $.01 par value; 69,470 shares                     (1)           (1)
      Unearned compensation                           (11,861)      (12,021)
      Additional paid-in capital                      299,503       298,588
      Accumulated deficit                            (251,596)     (247,154)
                                                      -------       -------
           Total shareholders' equity                  37,452        40,825
                                                      -------       -------
                 Total liabilities and
                  shareholders' equity             $  121,377     $ 119,089
                                                      =======       =======

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF OPERATIONS

            (In Thousands, Except Per Share Amounts)

                               (Unaudited)
                                                         Three Months Ended
                                                              March 31
                                                         -------------------
                                                           1998      1997
                                                           ----      ----
Oil and gas revenues from properties held for sale       $   32     $    85
                                                          -----      ------
Costs and operating expenses:
      Operating                                              57          67
      Depreciation and amortization                           9          18
      Depletion - oil and gas assets held for sale           15          38
      General and administrative                          1,557         720
      Taxes, other than income                               47          58
                                                          -----       -----
                                                          1,685         901
                                                          -----       -----
Operating loss                                           (1,653)       (816)
                                                          -----       -----

Other income (expense):
      Interest expense, net of amounts capitalized        (762)        (634)
      Interest Income                                      409            1
      Other, net                                            (9)         238
                                                         -----        -----
                                                          (362)        (395)
                                                         -----        -----
Net loss                                                (2,015)      (1,211)
Preferred stock dividends                               (2,427)      (1,404)
                                                         -----        -----
Net loss attributable to common stock                 $ (4,442)    $ (2,615)
                                                         =====        =====

Net loss per share (basic)                            $   (.20)    $   (.14)
                                                         =====        =====
Net loss per share (diluted)                          $   (.20)    $   (.14)
                                                         =====        =====
Average number of shares used in per
 share computations:
   Basic                                                22,318       19,204
   Diluted                                              22,318       19,204


 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (Thousands of Dollars)
                           (Unaudited)

                                                                                                               Total
                              Preferred     Common     Treasury     Paid-In     Accumulated    Unearned     Shareholders'
                                Stock        Stock       Stock      Capital      Deficit     Compensation      Equity
                              ---------     -------    --------     -------     -----------  ------------   -------------

Balance, December 31, 1997     $1,196     $   217     $    (1)     $298,588  $ (247,154)     $  (12,021)     $   40,825
    Net loss                       --          --          --            --      (2,015)             --          (2,015)
    Dividends                      --          --          --            --      (2,427)             --          (2,427)
    Preferred shares issued         4          --          --            --          --              --               4
    Preferred shares converted
       to common shares           (23)          6          --           162          --              --             145
    Common shares issued           --           1          --           222          --              --             223
    Exercise of stock purchase
       warrants                    --           6          --           325          --              --             331
    Unearned compensation          --          --          --           206          --             160             366
                                -----       -----       -----       -------    --------         -------          ------
Balance, March 31, 1998        $1,177      $  230     $    (1)     $299,503  $ (251,596)     $  (11,861)     $   37,452
                                =====       =====       =====       =======    ========         =======          ======

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Thousands of Dollars)
                           (Unaudited)
                                                           Three Months Ended
                                                                 March 31
                                                           ------------------
                                                             1998       1997
                                                             ----       ----
Cash flows from operating activities:
    Net loss                                               $ (2,015)   $ (1,211)
                                                             ------      ------
    Adjustments to reconcile net loss to net cash used
       in operating activities:
        Depreciation, depletion and amortization                 24          56
        Amortization of discount on Senior Secured Notes        537          --
        Stock compensation programs                             366          --
        Stock issued to consultant                              223          --
        Change in assets and liabilities:
             Accounts receivable                                (32)        (24)
             Refundable deposits                              1,000          --
             Accounts payable and accrued costs                 (26)        102
             Accrued interest                                   559         484
             Other, net                                        (160)         10
                                                              -----       -----
                  Total adjustments                           2,491         628
                                                              -----       -----
                  Net cash provided by (used in) operating
                    activities                                  476        (583)
                                                              -----       -----
Cash flows from investing activities:
    Capital expenditures                                     (3,965)       (386)
    Investments                                                (357)       (269)
    Proceeds from sale of assets                                 --         759
    Other                                                        --           5
                                                              -----       -----
                  Net cash provided by (used in) investing
                    activities                               (4,322)        109
                                                              -----       -----
Cash flows from financing activities:
    Proceeds from sales of common stock                          --         600
    Proceeds from loan                                           --         216
    Proceeds from issuance of preferred stock                    --         157
    Proceeds from exercise of warrants and options              331         612
    Payment of long-term debt                                  (150)       (652)
    Other                                                      (131)       (294)
                                                             ------       -----
                  Net cash provided by financing activities      50         639
                                                             ------       -----

Net increase (decrease) in cash and cash equivalents         (3,796)        165
Cash and cash equivalents at beginning of period             32,215         113
                                                             ------       -----
Cash and cash equivalents at end of period                  $28,419     $   278
                                                             ======       =====

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1998

(1)     Basis of Presentation

     The consolidated financial statements at March 31, 1998, and for the three months then ended have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations. The Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of XCL Ltd. and subsidiaries as of March 31, 1998, and 1997, and the results of their operations for the three months ended March 31, 1998 and 1997, have been included. Certain reclassifications have been made to prior period financial statements to conform to current year presentation. These reclassifications had no effect on net loss or shareholders equity. The results of the Company's operations for such interim periods are not necessarily indicative of the results for the full year.

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

(2)     Liquidity and Capital Resources

     The Company, in connection with its 1995 decision to dispose of its domestic properties, is generating minimal annual revenues and is devoting all of its efforts toward the development of its China properties. Although the Company has cash available in the amount of approximately $28.4 million as of March 31, 1998 (including restricted cash of approximately $10.3 million) and a positive working capital position, management anticipates that additional funds will be needed to meet all of its development and exploratory obligations until sufficient cash flows are generated from anticipated production to sustain its operations and to fund future development and exploration obligations.

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

(3)     Supplemental Cash Flow Information

      There were no income taxes paid during the three month periods ended March 31, 1998 and 1997.

     Capitalized interest for the three month periods ended March 31, 1998 and 1997 was $2.7 million and $0.5 million, respectively. Interest paid during the three month periods ended March 31, 1998 and 1997 amounted to $38,000 and $106,000, respectively.

 (4)     Debt

Long-term debt consists of the following (000's):

                                                         March 31  December 31
                                                           1998       1997
                                                         --------  -----------
     Senior secured notes, net of unamortized discount   $ 61,847   $ 61,310

     Lutcher Moore Group Limited Recourse Debt              2,374      2,524
                                                           ------     ------
                                                           64,221     63,834
     Less current maturities:
         Lutcher Moore Group Limited Recourse Debt         (2,374)    (2,524)
                                                           ------     ------
                                                         $ 61,847   $ 61,310
                                                           ======     ======


      Substantially all of the Company's assets collateralize these borrowings.

(5)     Preferred Stock and Common Stock

      As of March 31, 1998, the Company had the following shares of Preferred Stock issued and outstanding:

                                                 1998 Dividends (In Thousands)
                                                 ----------------------------
                                 Liquidation
                     Shares         Value        Declared   Accrued    Total
                     ------         -----        --------   -------    -----
 Amended Series A   1,129,453   $  96,003,505    $   --     $ 3,800   $ 3,800
 Amended Series B      47,085       4,708,500        --          33        33
                    ---------     -----------     -----      ------    ------
                    1,176,538    $100,712,005    $   --     $ 3,833   $ 3,833


Series B Preferred Stock/Amended Series B Preferred Stock
---------------------------------------------------------

      In connection with the settlement of a lawsuit initiated by the holder of the Series B Preferred Stock, in March 1998, the holder of the Series B Preferred Stock revoked and withdrew its redemption notice and sold its shares of Series B Preferred Stock and accompanying warrants. The purchasers exchanged the stock and warrants for 44,465 shares of Amended Series B Preferred Stock and warrants to purchase 250,000 shares of Common Stock at an exercise price of $5.50 per share, subject to adjustment, expiring March 2, 2002, and received 2,620 shares of Amended Series B Preferred Stock in payment of all accrued and unpaid dividends on the Series B Preferred Stock.

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

Loss Per Share
--------------

      The following table sets forth the computation of basic and diluted loss per share.

                                                    For the Three Months Ended
                                                               March 31,
                                                     _________________________
                                                            1998       1997
                                                            ----       ----
Number of shares on which basic loss per
   share is calculated:
                                                            22,318     19,204

Number of shares on which diluted loss per
   share is calculated:                                     22,318     19,204

Net loss applicable to common shareholders                $ (4,442)  $ (2,615)

  Basic loss per share                                    $  (0.20)  $  (0.14)
  Diluted loss per share                                  $  (0.20)  $  (0.14)

      The effect of 19,668,013 and 5,482,712 shares of potential common stock were anti-dilutive in the three months ended March
31, 1998 and 1997, respectively, due to the losses in both periods.

 (6)     Commitments and Contingencies

     Other commitments and contingencies include:

     * The Company acquired the rights to the exploration, development and production of the Zhao Dong Block by executing a Production Sharing Agreement with CNODC in February 1993. Under the terms of the Production Sharing Agreement, the Company and its partner are responsible for all exploration costs. If a commercial discovery is made, and if CNODC exercises its option to participate in the development of the field, all development and operating costs and related oil and gas production will be shared up to 51 percent by CNODC and the remainder by the Company and its partner.

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

     * The Company is in dispute over a 1992 tax assessment by the Louisiana Department of Revenue and Taxation for the years 1987 through 1991 in the approximate amount of $2.5 million. The Company has also received a proposed assessment from the Louisiana Department of Revenue and Taxation for income tax years 1991 and 1992, and franchise tax years 1992 through 1996 in the approximate amount of $3.0 million. The Company has filed written protests as to these proposed assessments, and will vigorously contest the asserted deficiencies through the administrative appeals process and, if necessary, litigation. The Company believes that adequate provision has been made in the financial statements for any liability.

     * On July 26, 1996, an individual filed three lawsuits against a wholly owned subsidiary with respect to oil and gas properties held for sale. One suit alleges actual damage of $580,000 plus additional amounts that could result from an accounting of a pooled interest. Another seeks legal and related expenses of $56,473 from an allegation the plaintiff was not adequately represented before the Texas Railroad Commission. The third suit seeks a declaratory judgement that a pooling of a 1938 lease and another in 1985 should be declared terminated and further plaintiffs seek damages in excess of $1 million to effect environmental restoration. The Company believes these claims are without merit and intends to vigorously defend itself.

     * The Company is subject to other legal proceedings which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company or results of operations of the Company.

(7)     XCL-China Ltd.

      The  following summary financial information  of  XCL-China
Ltd., a wholly owned subsidiary, reflects its financial position and its results of operations for the periods presented (in thousands of dollars):

                                                   March 31,     December 31,
                                                     1998            1997
                        A S S E T S                  ----            ----
                        -----------
Current assets                                    $    146     $      103
Oil and gas properties (full cost method):
     Proved properties under development,
       net of amounts being amortized               24,147         21,172
     Unevaluated properties                         36,740         33,132
                                                    ------         ------
                                                    60,887         54,304
                                                    ------         ------
Other assets                                         1,044            834
                                                    ------         ------
                                                 $  62,077     $   55,241
                                                    ======         ======

    L I A B I L I T I E S  A N D  E Q U I T Y
    -----------------------------------------
Total current liabilities                        $   5,287     $    4,788
Due to parent                                       58,982         52,383
Retained deficit                                    (2,192)        (1,930)
                                                    ------         ------
                                                 $  62,077     $   55,241
                                                    ======         ======


                                                      Three Months Ended
                                                            March 31,
                                                      ------------------
                                                      1998         1997
                                                      ----         ----
Costs and expenses                               $     262     $      115
                                                    ------        -------
Net loss                                         $    (262)    $     (115)
                                                    ======        =======

                    XCL LTD. AND SUBSIDIARIES

                         March 31, 1998

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Outlook
--------

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

Liquidity and Capital Resources
--------------------------------

     The Company has generated minimal cash from operations since the fourth quarter of 1995, when management made the decision to focus its attention on operations in China and to sell its other assets. This decision is supported by the excellent well test results on the China properties.

At March 31, 1998, the Company had an operating cash balance of $28.4 million, including $10.3 million held in a restricted escrow account for payment of interest through November 1, 1998, on the outstanding senior secured notes. The Company's unrestricted cash will be used for working capital (primarily general and administrative expenses) and exploration, development and production expenditures on the Zhao Dong Block. CNODC has given notice that it will participate as to its full 51% share of the C-D Field and has urged that production begin during 1998. Except for exploratory wells on which Apache has an obligation to pay for the Company's costs, the Company is required to fund 50% of all exploration expenditures and 24.5% of all development and production expenditures. The Company estimates that its share of actual exploration and development expenditures for the C-D Field for the remainder of 1998 will be approximately $21 million. The Company presently projects that these funds will be available from current unrestricted cash reserves and a portion of the proceeds from the sale or refinancing of the Lutcher Moore Tract. The Company estimates that its share of development expenses for 1999 will be approximately $22 million. After expenditure of these projected development expenses, the Company projects that proceeds from production will pay for additional expenditures.

      XCL, Apache, and CNODC are working together to reduce capital costs and to determine whether the commencement of production from the C-4 Well area can be accelerated into late 1998. This work has already resulted in potential reductions of capital costs of approximately $35 million from the original approved ODP, based on a change in the conceptual design, and a determination that it is technically feasible to commence production from the C-4 Well area in 1998. The Company, Apache and CNODC have now all agreed to make every effort to achieve initial production in 1998.

      The Company's opinion that it will be able to obtain the funds necessary to pay its share of capital expenditures to the point where cash flow is sufficient to pay costs is based on the Company's assessment of the ultimate quantity of oil reserves which will be produced from the Block. Presently proven gross oil reserves under the Zhao Dong Block of approximately 47 million barrels represents only 6.5% of the Company's independent engineers' estimates of approximately 725 million barrels of ultimately recoverable gross oil reserves in all categories of proven, probable, possible and exploration. Additionally, the Company believes, based on discussions with the Chinese authorities during the last year, that it will acquire additional oil and gas exploration and development blocks in China, with proven oil reserves, which will further enhance the Company's ability to timely obtain adequate funds for its obligations in China.

      Additional funds may be available from a number of sources, including cash flow from production on the Zhao Dong Block, the sale or recapitalization of the Lutcher Moore Tract and the other assets held for sale, project financing, increasing the amount of senior secured debt, supplier financing, additional equity, including the exercise of currently outstanding warrants to buy common stock and joint ventures with other oil companies. Based on continuing discussions with major stockholders, investment bankers, potential purchasers and other oil companies, the Company believes that such funds will be available. There is no assurance, however, that such funds will be available and, if available, that it will be available on commercially reasonable terms, or that sufficient cash flow will be available from the Zhao Dong Block. Any new debt would require approval of the holders of the Company's senior secured notes and there is no assurance that such approval would be obtained.

     Although the Company is not obligated to make any additional capital payments to its other projects, the Company has advanced $2.4 million for its lubricating oil project. The Company believes that both the lubricating oil and coalbed methane projects will be successful and grow. If successful, the Company may make additional investments in these businesses.

Other
-----

      Pursuant to the Company's December 17, 1997 shareholders' meeting, whereby several compensation plans were approved, the Company recorded unearned compensation of approximately $12.8 million. This amount will be amortized ratably over future periods of up to five years and is recorded as a non-cash expense in the Statement of Operations. Because certain of these awards are based on market capitalization there may be additional amounts which may become payable. Approximately $0.9 million of compensation expense was recorded in connection with these awards during 1997. An additional $0.4 million of compensation expense was recorded in the first three months of 1998.

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

New Accounting Pronouncements
-----------------------------

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

Results of Operations
---------------------

      During the three month periods ended March 31, 1998 and March 31, 1997, the Company incurred net losses of $2.0 million and $1.2 million, respectively.

      Oil and gas revenues for the three month period ended March 31, 1998, were $32,000 compared to $85,000 during the corresponding period in 1997. Revenues will continue to decline as the Company completes its announced program of selling substantially all of its U.S. producing properties.

      Interest expense, net of amounts capitalized, for the three months ended March 31, 1998 was $762,000 compared to $634,000 for the same period in 1997. The increase of $128,000 was the result of higher debt levels and interest rates. Also included in interest expense was amortization of warrant costs and offering expenses on the senior secured notes issued in May 1997.

     Preferred stock dividends were $2.4 million for the three months ended March 31, 1998, as compared to $1.4 million for the same period in 1997. The increase is the result of the issuance of additional shares in the equity offering concluded in May 1997. These dividends will be paid in additional shares of preferred stock at the option of the Company.

     Interest  income for the three months ended March  31,  1998 was $409,000 and resulted from the short-term investment of cash still available from the May 1997 debt and equity offerings.

     General and administrative expenses were $1.6 million for the three months ended March 31, 1998, as compared to $0.7 million for the same period in 1997. The increase of $0.9 million was primarily attributable to an increase of $0.4 million in non-cash compensation charges related to stock and appreciation options approved by shareholders in December, 1997. Public company expenses increased $0.1 million in the first quarter of 1998 because of the reverse stock split and related transactions. Legal, accounting and consulting expenses also increased $0.2 million during the first quarter of 1998 because of additional services required.

                    XCL LTD. AND SUBSIDIARIES

                         March 31, 1998

                   PART II - OTHER INFORMATION


Item 1.          Legal Proceedings

      Other than as disclosed in the Company's Annual Report on Form 10-K, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

Item 2(c).  Changes in Securities

* In January 1998, the Series F, Cumulative Convertible Preferred Stock was converted, in accordance with its terms, into 633,893 shares of Common Stock. The shares were issued in a transaction intended to qualify for exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

* On January 19, 1998, the Company issued 55,625 shares of Common Stock in payment of one-half of the remaining $445,000 payable to a resident of Taiwan, pursuant to an agreement effective October 1, 1997, as compensation and to settle certain instruments relating to prior compensation arrangements with the
  Company.   This  transaction is intended  to  qualify  for  the
  exemption from registration provided by Regulation S of the Securities Act of 1933, as amended.

* On January 23, 1998, the Company sold 11,333 shares of Common Stock, through the exercise of stock purchase warrants. The warrants were exercisable at $1.875 per share and the Company received proceeds of $21,250 in payment of the exercise price. The shares were sold pursuant to Regulation S of the Securities Act of 1933, as amended.

* In March 1998, the holder of the Series B Preferred Stock revoked and withdrew its redemption notice and sold its shares of
  Series  B  Preferred  Stock  and  accompanying  warrants.   The
  purchasers exchanged the stock and warrants for 44,465 shares of Amended Series B Preferred Stock and warrants to purchase 250,000 shares of Common Stock at an exercise price of $5.50 per share, subject to adjustment, expiring March 2, 2002, and received 2,620 shares of Amended Series B Preferred Stock in payment of all accrued and unpaid dividends on the Series B Preferred Stock.

* In March 1998, the Company sold an aggregate of 128,887 shares of Common Stock to certain institutional investors, through the exercise of stock purchase warrants. The warrants were exercisable at $1.875 per share and the Company received proceeds of $241,663 in payment of the exercise price.

* In March 1998, the Company sold an aggregate of 455,809 shares of Common Stock to certain institutional investors, through the exercise of stock purchase warrants. These warrants were exercisable at $0.15 per share and the Company received proceeds of $68,371 in payment of the exercise price.

Item 4.      Submission of Matters to a Vote of Security-Holders

      There were no matters submitted to a vote of the security holders of the Company during the period covered by this report.

Item 6.          Exhibits and Reports on Form 8-K.

(a)     Exhibits required by Item 601 of Regulation S-K.

     See Index to Exhibits.

 (b)     Reports on Form 8-K

      In January 1998, the Company filed a Current Report on Form
8-K to report the issuance of Common Stock pursuant to Regulation
S transactions.

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              XCL Ltd.

                              /s/ Steven B. Toon
                         By: __________________________
                              Steven B. Toon
                              Chief Financial Officer


Date: May 14, 1998

                        INDEX TO EXHIBITS


(a)     Exhibits required by Item 601 of Regulation S-K.

2.0     Not applicable

3(i)     Articles of incorporation

3.1     Amended and Restated Certificate of Incorporation of the
     Company dated December 17, 1998.  (R)(i)

3(ii)     Amended and Restated Bylaws of the Company as currently
     in effect.  (A)(i)

4.0 Instruments defining rights of security holders, including indentures:

4.1     Forms of Common Stock Certificates. (R)(ii)

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

4.11 Form of Purchase Agreement between the Company and each of the Purchasers of Units in the Regulation S Unit Offering conducted by Rauscher Pierce & Clark with closings as follows:

          December 22, 1995               116 Units
          March 8, 1996                    34 Units
          April 23, 1996                   30 Units  (J)(i)

4.12 Form of Warrant Agreement between the Company and each of the Purchasers of Units in the Regulation S Unit Offering conducted by Rauscher Pierce & Clark, as follows:

        Closing Date          Warrants     Exercise Price

        December 22, 1995     6,960,000        $.50
        March 8, 1996         2,040,000        $.35
        April 23, 1996        1,800,000        $.35  (J)(ii)

4.13     Form of Warrant Agreement between the Company and
     Rauscher Pierce & Clark in consideration for acting as placement agent in the Regulation S Units Offering, as follows:

       Closing Date          Warrants    Exercise Price
     ----------------        --------    ---------------

      December 22, 1995       696,000         $.50
      March 8, 1996           204,000         $.35
      April 23, 1996          180,000         $.35   (J)(iii)

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

4.30 Form of Stock Purchase Agreement dated effective as of October 1, 1997, between the Company and William Wang, whereby the Company issued 800,000 shares of Common Stock to Mr. Wang, as partial compensation pursuant to a Consulting Agreement. (Q)(i)

4.31 Form of Stock Purchase Warrants dated effective as of February 20, 1997, issued to Mr. Patrick B. Collins with respect to 200,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $0.25 per share, issued as partial compensation pursuant to a Consulting Agreement. (Q)(ii)

4.32 Certificate of Amendment to the Certificate of Designation of Series F, Cumulative Convertible Preferred
     Stock dated January 6, 1998.  (R)(iii)

4.33 Form of Stock Purchase Warrants dated January 16, 1998, issued to Arthur Rosenbloom (6,389), Abby Leigh (12,600) and Mitch Leigh (134,343) to purchase shares of Common Stock of the Company at an exercise price of $0.15 per share, on or before December 31, 2001. (R)(iv)

4.34     Certificate of Designation of Amended Series B,
     Cumulative Convertible  Preferred Stock dated March 4, 1998.
     (R)(v)

4.35     Correction to Certificate of Designation of Amended
     Series B, Cumulative Convertible  Preferred Stock dated
     March 5, 1998. (R)(vi)

4.36     Second Correction to Certificate of Designation of
     Amended Series B Preferred Stock dated March 19, 1998.
     (R)(vii)

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

10.27     Form of a series of Unsecured Notes dated April 10,
     1997, between the Company and the following entities:

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
     Construction Specialists, Inc.
       d/b/a Con-Spec, Inc.                            $500,000 (N)(xi)

10.28 Form of Subscription Agreement dated April 10, 1997, by and between XCL-China, Ltd., the Company and the subscribers of Units, each unit comprised of $100,000 in Unsecured Notes and 325,580 warrants. (N)(xii)

10.29 Form of Intercompany Subordination Agreement dated April 10, 1997, between the Company, XCL-Texas, Ltd., XCL Land Ltd., The Exploration Company of Louisiana, Inc., XCL-Acquisitions, Inc., XCL-China Coal Methane Ltd., XCL-China LubeOil Ltd., XCL-China Ltd., and holders of the Unsecured Notes. (N)(xiii)

10.30 Form of Indenture dated as of May 20, 1997, between the Company, as Issuer and Fleet National Bank, as Trustee
     ("Indenture"). (O)(x)

10.31      Form  of  13.5% Senior Secured Note due May  1,  2004,
     Series A issued May 20, 1997 to Jefferies & Company, Inc. as the Initial Purchaser (Exhibit A to the Indenture). (O)(xi)

10.32 Form of Pledge Agreement dated as of May 20, 1997, between the Company and Fleet National Bank, as Trustee
     (Exhibit C to the Indenture). (O)(xii)

10.33 Form of Cash Collateral and Disbursement Agreement dated as of May 20, 1997, between the Company and Fleet National Bank, as Trustee and Disbursement Agent, and Herman
     J. Schellstede & Associates, Inc., as Representative (Exhibit F to the Indenture). (O)(xiii)

10.34 Form of Intercreditor Agreement dated as of May 20, 1997, between the Company, ING (U.S.) Capital Corporation, the holders of the Secured Subordinated Notes due April 5, 2000 and Fleet National Bank, as trustee for the holders of the 13.5% Senior Secured Notes due May 1, 2004 (Exhibit G to the Indenture). (O)(xiv)

10.35 Registration Rights Agreement dated as of May 20, 1997, by and between the Company and Jefferies & Company, Inc. with respect to the 13.5% Senior Secured Notes due May 1, 2004 and 75,000 Common Stock Purchase Warrants (Exhibit H to the Indenture). (O)(xv)

10.36      Form  of  Security  Agreement,  Pledge  and  Financing
     Statement  and Perfection Certificate dated as  of  May  20,
     1997, by the Company in favor of Fleet National Bank, as Trustee (Exhibit I to the Indenture). (O)(xvi)

10.37 Registration Rights Agreement dated as of May 20, 1997, by and between the Company and Jefferies & Company, Inc.
     with respect to the 9.5% Amended Series A Preferred Stock and Common Stock Purchase Warrants. (O)(xvii)

10.38 Form of Restated Forbearance Agreement dated effective as of May 20, 1997, between the Company, XCL-Texas, Inc. and
     ING (U.S.) Capital Corporation. (O)(xviii)

10.39 Form of Seventh Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, The Estate of Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates,
     L.P. dated May 8, 1997.  (P)(i)

10.40 Form of Eighth Amendment to Credit Agreement between Lutcher-Moore Development Corp., Lutcher & Moore Cypress Lumber Company, The First National Bank of Lake Charles, The Estate of Mary Elizabeth Mecom, The Estate of John W. Mecom, The Mary Elizabeth Mecom Irrevocable Trust, Matilda Gray Stream, The Opal Gray Trust, Harold H. Stream III, The Succession of Edward M. Carmouche, Virginia Martin Carmouche and L.M. Holding Associates,
     L.P. dated July 29, 1997. (P)(ii)

10.41 Form of Consulting Agreement dated February 20, 1997, between the Company and Mr. Patrick B. Collins, whereby Mr.
     Collins performs certain accounting advisory services.
     (Q)(ii)

10.42     Form of Consulting Agreement dated effective as of June
     1, 1997, between the Company and Mr. R. Thomas Fetters, Jr., a director of the Company, whereby Mr. Fetters performs certain geological consulting services. (Q)(iii)

10.43     Form of Agreement dated October 1, 1997, between the
     Company and Mr. William Wang, whereby Mr. Wang performs certain consulting services with respect to its investments in China. (Q)(iv)

10.44 Form of Services Agreement dated August 1, 1997, between the Company and Mr. Benjamin B. Blanchet, an officer of the Company. (Q)(v)

10.45 Form of Promissory Note dated August 1, 1997, in a principal amount of $100,000, made by Mr. Benjamin B.
     Blanchet in favor of the Company. (Q)(vi)

11.     Not applicable.

15     Not applicable.

18.     Not applicable.

19.     Not applicable.

22.     Not applicable.

23.     Not applicable.

24.     Not applicable.

27.     Financial Data Schedule *

99.1     Glossary of Terms *

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

(N) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996, filed April 15, 1997, where it appears as (i) through (iii) Exhibits 4.35 through 4.38; (iv) Exhibit 4.40; (v) through (x) Exhibits 10.39 through 10.43, and (xi) through (xiii) Exhibits 10.47 through 10.49.

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

(R) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1997, filed April 15, 1998, where it appears as (i) Exhibit 3.1, (ii) Exhibit 4.1, and
     (iii) through (vii) Exhibits 4.32 through 4.36.