Form 10-Q
period 1998-06-30
XCL LTD
filed 1998-08-14
CIK 720676

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

               Quarterly Report pursuant to Section 13 or 15(d)of the
      [X]      Securities Exchange Act of 1934
               For the Quarterly Period Ended June 30, 1998

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

       22,995,804 shares Common Stock, $.01 par value were outstanding on August 14, 1998.

                            XCL LTD.

                        TABLE OF CONTENTS


                             PART I

Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                             PART II

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

                    XCL Ltd. and Subsidiaries

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CONSOLIDATED BALANCE SHEETS

                          (In Thousands)
                           (Unaudited)
                                                  June 30,        December 31,
                   A S S E T S                      1998              1997
                   -----------                   ----------       -----------
Current assets:
      Cash and cash equivalents                $     11,369     $     21,952
      Cash held in escrow (restricted)                5,239           10,263
      Accounts receivable, net                          188              101
      Refundable deposits                                --            1,200
      Other                                             814              451
                                                 ----------       ----------
           Total current assets                      17,610           33,967
                                                 ----------       ----------
Property and equipment:
      Oil and gas properties (full cost method):
           Proved undeveloped properties,
             not being amortized                     26,954           21,172
           Unevaluated properties                    40,875           33,132
                                                 ----------       ----------
                                                     67,829           54,304
      Other                                           1,405            1,163
                                                -----------       ----------
                                                     69,234           55,467
      Accumulated depreciation, depletion
        and amortization                               (941)          (1,000)
                                                -----------       ----------
                                                     68,293           54,467
                                                -----------       ----------
Investments                                           4,724            4,173
Investment in land                                   12,200               --
Oil and gas properties held for sale                  9,078           21,155
Debt issue costs, less amortization                   4,024            4,268
Other assets                                          1,275            1,059
                                                  ---------        ---------
                       Total assets              $  117,204      $   119,089
                                                  =========        =========

L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
-------------------------------------------------------------------
Current liabilities:
      Accounts payable and accrued costs         $      925      $       907
      Accrued interest                                1,949            1,820
      Due to joint venture partner                    5,079            4,504
      Dividends payable                               1,611            1,813
      Current maturities of long-term debt            2,074            2,524
                                                  ---------       ----------
           Total current liabilities                 11,638           11,568
                                                  ---------       ----------
Long-term debt, net of current maturities            62,384           61,310
Other non-current liabilities                         5,383            5,386
Commitments and contingencies (Note 7)
Shareholders' equity:
       Preferred stock-$1.00 par value;
         authorized 2.4 million shares; issued
         shares of 1,230,019 at June 30, 1998
         and 1,196,236 at December 31, 1997 -
         liquidation preference of $105 million
         at June 30, 1998                             1,230            1,196
      Common stock-$.01 par value; authorized
         500 million shares; issued shares of
         22,991,191 at June 30, 1998 and 21,710,257
         at December 31, 1997                           230              217
      Common stock held in treasury - $.01 par
         value; 69,470 shares                            (1)             (1)
      Additional paid-in capital                    304,195         298,588
      Accumulated deficit                          (256,153)       (247,154)
      Unearned compensation                         (11,702)        (12,021)
                                                  ---------      ----------
           Total shareholders' equity                37,799          40,825
                                                  ---------      ----------
                Total liabilities and
                  shareholders' equity            $ 117,204     $   119,089
                                                   ========      ==========

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENTS OF OPERATIONS

            (In Thousands, Except Per Share Amounts)
                           (Unaudited)

                                              Three Months Ended      Six Months Ended
                                                   June 30,                June 30,
                                               1998         1997       1998       1997
                                            --------       -----       -----      -----
Costs and operating expenses:
      General and administrative           $  1,305     $   766     $  2,915     $  1,562
      Other, net                                 29           8           72           28
                                             ------      ------       ------       ------
                                              1,334         774        2,987        1,590
                                             ------      ------       ------       ------
Operating loss                               (1,334)       (774)      (2,987)      (1,590)
                                             ------      ------       ------       ------
Other income (expense):
      Interest income                           309         498          718          498
      Interest expense, net of amounts
        capitalized                          (1,090)     (1,012)      (1,852)      (1,646)
      Other, net                                 10          73            1          312
                                            -------      ------       ------       ------
                                               (771)       (441)      (1,133)        (836)
                                            -------      ------       ------       ------
Net loss                                     (2,105)     (1,215)      (4,120)      (2,426)
Preferred stock dividends                    (2,452)     (1,912)      (4,879)      (3,316)
                                            -------      ------       ------       ------
Net loss attributable to common stock      $ (4,557)    $(3,127)     $(8,999)     $(5,742)
                                            =======      ======       ======       ======

Net loss per common share (basic)          $   (.20)    $  (.16)     $  (.40)     $  (.29)
                                            =======      ======       =======      ======
Net loss per common share (diluted)        $   (.20)    $  (.16)     $  (.40)     $  (.29)
                                            =======      ======       ======       ======

Weighted average number of common shares
   outstanding:
          Basic                              22,922      19,569      22,622        19,511
          Diluted                            22,922      19,569      22,622        19,511



 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (In Thousands)
                           (Unaudited)

                                                             Additional                                    Total
                              Preferred  Common    Treasury   Paid-In     Accumulated     Unearned     Shareholders'
                                Stock     Stock      Stock     Capital      Deficit     Compensation       Equity
                             ----------  -------   --------  ----------   ------------  ------------   -------------
Balance, December 31, 1997     $1,196    $   217   $    (1)   $298,588     $ (247,154)    $  (12,021)    $  40,825
    Net loss                       --         --        --          --         (4,120)            --        (4,120)
    Dividends                      --         --        --          --         (4,879)            --        (4,879)
    Preferred shares issued        57         --        --       4,630             --             --         4,687
    Preferred shares converted
       to common shares           (23)         6        --          17             --             --            --
    Common shares issued           --          1        --         222             --             --           223
    Exercise of stock purchase
       warrants                    --          6        --         325             --             --           331
    Amortization of unearned
       compensation                --         --        --          --             --            319           319
    Earned compensation -
        stock options              --         --        --         413             --             --           413
                                -----      -----     -----     -------      ---------      ---------      --------
Balance, June 30, 1998         $1,230     $  230    $   (1)   $304,195     $ (256,153)    $  (11,702)    $  37,799
                                =====      =====     =====     =======      =========      =========      ========

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                              1998       1997
                                                             -----       ----
Cash flows from operating activities:
    Net loss                                            $  (4,120)  $  (2,426)
                                                           ------     -------
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation, depletion and amortization               50          80
        Amortization of discount on senior secured notes    1,074          --
        Stock compensation programs                           732          --
        Stock issued for outside professional services        223          --
        Changes in assets and liabilities:
             Accounts receivable                              (87)        (17)
             Refundable deposits                            1,200          --
             Accounts payable and accrued costs                15        (451)
             Accrued interest                                 129       2,205
             Other, net                                      (162)         98
                                                           ------      ------
                  Total adjustments                         3,174       1,915
                                                           ------      ------
                  Net cash used in operating activities      (946)       (511)
                                                           ------      ------
Cash flows from investing activities:
    Change in cash held in escrow (restricted)              5,024     (75,000)
    Note receivable                                          (362)         --
    Capital expenditures                                  (13,424)     (5,025)
    Investments                                              (551)       (388)
    Proceeds from sale of assets                               --         759
                                                           ------      ------
                  Net cash used in investing activities    (9,313)    (79,654)
                                                           ------      ------
Cash flows from financing activities:
    Proceeds from sales of common stock                        --         652
    Proceeds from senior secured notes                         --      75,000
    Proceeds from issuance of preferred stock                  --      25,000
    Proceeds from exercise of warrants and options            331       1,184
    Loan proceeds                                              --       3,316
    Payment of long-term debt                                (450)     (8,965)
    Payment of note payable                                    --      (2,100)
    Stock/note issuance costs and other                      (205)     (9,328)
                                                          -------      ------
                  Net cash provided by (used in)
                   financing activities                      (324)     84,759
                                                          -------      ------

Net increase (decrease) in cash and cash equivalents      (10,583)      4,594
Cash and cash equivalents at beginning of period           21,952         113
                                                          -------      ------
Cash and cash equivalents at end of period              $  11,369    $  4,707
                                                         ========      ======


 The accompanying notes are an integral part of these financial statements.

                  XCL Ltd. and Subsidiaries

    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        June 30, 1998

(1)     Basis of Presentation

     The consolidated financial statements at June 30, 1998, and for the three and six months then ended have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations. The Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of XCL Ltd. and subsidiaries as of June 30, 1998, and 1997, and the results of their operations for the three months and six months ended June 30, 1998 and 1997, have been included. Certain reclassifications have been made to prior period financial statements to conform to current year presentation. These reclassifications had no effect on net loss or shareholders' equity. The results of the Company's operations for such interim periods are not necessarily indicative of the results for the full year.

     Revenues and operating expenses associated with oil and gas properties held for sale have become insignificant and accordingly, are recorded in other costs and operating expenses in the accompanying consolidated statements of operations.

 (2)     Liquidity and Capital Resources

               The Company, since its decision in 1995 to dispose of its domestic properties, has generated minimal annual revenues and is now devoting all of its efforts toward the development of its China properties. Although the Company has cash available in the amount of approximately $16.6 million at June 30, 1998 (including restricted cash of approximately $5.2 million to pay interest due November 1, 1998) and a positive working capital position, additional funds will be needed to meet the Company's working capital requirements and capital expenditure obligations until sufficient cash flows are generated from anticipated production to sustain its operations and to fund future development obligations.

                 Management plans to generate the additional funds needed through the sale or financing of its domestic oil and gas properties held for sale and investment in land and the completion of additional equity, debt or joint venture transactions. There is no assurance, however, that the Company will be able to sell or refinance its oil and gas properties held for sale or investment in land or to complete other transactions in the future at commercially reasonable terms, if at all, or that it will be able to meet its future contractual obligations. If production from the China properties commences in late 1998 or the first half of 1999, as anticipated, the Company's proportionate share of the cash flow will be available to partially satisfy its cash requirements. However, there is likewise no assurance that such development will be successful and production will commence as anticipated, and that such cash flow will be available or sufficient.

(3)     Supplemental Cash Flow Information

      There were no income taxes paid during the six months periods ended June 30, 1998 and 1997.

     Capitalized interest for the three and six months ended June 30, 1998 was $2.8 million and $5.5 million, respectively, as compared to $2.1 million and $2.6 million, respectively, for the same period in 1997. Interest paid during the three and six months ended June 30, 1998 amounted to $5.7 million and $5.8 million, respectively, as compared to $89,500 and $195,300, respectively, for the same periods in 1997.

      On May 1, 1998, an interest payment in the amount of $5.3 million was made to the holders of the senior secured notes for the interest period November 1, 1997 through May
1, 1998.

 (4)     Debt

Long-term debt consists of the following (000's):

                                                       June 30,   December 31,
                                                         1998          1997
                                                        -------    -----------
     Senior secured notes, net of unamortized discount
        of $12,616 and $13,690, respectively           $ 62,384     $ 61,310

     Lutcher Moore Group Limited Recourse Debt            2,074        2,524
                                                         ------       ------
                                                         64,458       63,834
     Less current maturities:
         Lutcher Moore Group Limited Recourse Debt       (2,074)      (2,524)
                                                         ------       ------
                                                       $ 62,384     $ 61,310
                                                         ======       ======

     Substantially all of the Company's assets collateralize these borrowings.

(5)  Investment in Land

     The Lutcher Moore Tract previously included in oil and gas properties held for sale has been reclassified to investment in land in the accompanying consolidated balance sheets because the Company is exploring alternative plans.

(6)     Preferred Stock and Common Stock

      As of June 30, 1998, the Company had the following shares of Preferred Stock issued and outstanding:

                                                         1998 Dividends (In Thousands)
                                                        --------------------------------
                                       Liquidation
                         Shares           Value         Declared    Accrued      Total
                        ---------     -------------    ---------   --------      ------
   Amended Series A     1,181,614     $ 100,437,190     $    --     $  1,611    $ 1,611
   Amended Series B        48,405         4,840,500          --           --         --
                        ---------      ------------      ------      -------     ------
                        1,230,019     $ 105,277,690     $    --     $  1,611    $ 1,611
                        =========      ============      ======      =======     ======

Amended Series A Preferred Stock
--------------------------------

      On May 1, 1998, the Company issued an aggregate of 52,161 shares of Amended Series A Preferred Stock in payment of $4.5 million in dividends payable on that date.

Amended Series B Preferred Stock
--------------------------------

     On June 30, 1998, the Company issued an aggregate of 1,320 shares of Amended Series B Preferred Stock in payment of $0.1 million in dividends payable on that date.

Loss Per Share
--------------

     The following table sets forth the computation of basic and diluted loss per common share (as adjusted for a one-for-fifteen reverse stock split effected December 17, 1997).

                                       (In thousands, except per share data)
                                     Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     ___________________    __________________
                                       1998       1997       1998        1997
Weighted average number of common
  shares outstanding (basic):         22,922     19,569     22,622     19,511

Weighted average number of common
  shares outstanding (diluted):       22,922     19,569     22,622     19,511

Net loss attributable to common
  stock                             $ (4,557)   $ (3,127)  $ (8,999)  $ (5,742)

Basic loss per share                $   (.20)   $   (.16)  $   (.40)  $   (.29)
Diluted loss per share              $   (.20)   $   (.16)  $   (.40)  $   (.29)

      The effect of 34,627,207 and 24,046,901 shares of potential common stock were anti-dilutive in the six months ended June 30, 1998 and 1997, respectively, due to the losses in both periods.

 (7)     Commitments and Contingencies

     Other commitments and contingencies include:

     * The Company acquired the rights to the exploration, development and production of the Zhao Dong Block by executing a Production Sharing Agreement (the "Agreement") with CNODC in February 1993. Under the terms of the Agreement, the Company and its partner are responsible for all exploration costs. If a commercial discovery is made, and if CNODC exercises its option to participate in the development of the field, all development and operating costs and related oil and gas production will be shared up to 51 percent by CNODC and the remainder by the Company and its partner.

          The Agreement includes the following additional principal terms:

          The Agreement is basically divided into three periods: the Exploration period, the Development period and the Production period. Work to be performed and expenditures to be incurred during the Exploration period, which consists of three phases totaling seven years from May 1, 1993, are the exclusive responsibility of the Company and its partner as a group (the "Contractor"). The Contractor's obligations in the three exploration phases are as follows:

          1. During the first three years, the Contractor is required to drill three wildcat wells, perform seismic data acquisition and processing and expend a minimum of $6 million. These obligations have been met.

          2. During the next two years, the Contractor is required to drill two wildcat wells, perform seismic data acquisition and processing and expend a minimum of $4
               million.  (The  Contractor  has  elected   to
               proceed with the second phase of the Agreement. The seismic data acquisition requirement for the second phase has been satisfied.)

          3. During the last two years, the Contractor is required to drill two wildcat wells and expend a minimum of $4 million.

          4. The Production Period for any oil and/or gas field covered by the Agreement will be 15 consecutive years (each of 12 months), commencing for each such field on the date of commencement of commercial production (as determined under the terms of the Agreement). However, prior to the Production Period, and during the Development Period, oil and/or gas may be produced and sold during a long-term testing period.

         The Agreement may be terminated by the Contractor at the end of each phase of the Exploration period, without further obligation.

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

     * On July 26, 1996, an individual filed three lawsuits against a wholly owned subsidiary with respect to oil and gas properties held for sale. One suit alleges actual damage of $580,000 plus additional amounts that could result from an accounting of a pooled interest. Another seeks legal and related expenses of $56,473 from an allegation the plaintiff was not adequately represented before the Texas Railroad Commission. The third suit seeks a declaratory judgement that a pooling of a 1938 lease and another in 1985 should be declared terminated, and further, plaintiffs seek damages in excess of $1 million to effect environmental restoration. The Company believes these claims are without merit and intends to vigorously defend itself.

     * The Company is subject to other legal proceedings which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company or results of operations of the Company.

(8)     XCL-China Ltd.

      The  following summary financial information  of  XCL-
China   Ltd.,  a  wholly  owned  subsidiary,  reflects   its
financial position and its results of operations for the periods presented (in thousands of dollars):

                                                     June 30,     December 31,
                                                       1998            1997
                                                     --------     -----------
                  A S S E T S
                  -----------
Current assets                                      $    188       $    103
Oil and gas properties (full cost method):
     Proved undeveloped properties,
       not being amortized                            26,954         21,172
     Unevaluated properties                           40,875         33,132
                                                      ------         ------
                                                      67,829         54,304
                                                      ------         ------
Other assets                                             597            834
                                                      ------         ------
                                                    $ 68,614       $ 55,241
                                                      ======         ======

L I A B I L I T I E S  A N D  A C C U M U L A T E D  D E F I C I T
------------------------------------------------------------------

Total current liabilities                           $  5,202      $   4,788
Due to parent                                         65,960         52,383
Accumulated deficit                                   (2,548)        (1,930)
                                                      ------         ------
                                                    $ 68,614      $  55,241
                                                      ======         ======


                                    Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                      1998       1997       1998        1997
                                     -----      -----       ----        ----
Costs and operating expenses      $   356     $   484     $   618     $  599
                                    -----        ----       -----       ----
Net loss                          $  (356)    $  (484)    $  (618)    $ (599)
                                    =====        ====       =====       ====

                  XCL LTD. AND SUBSIDIARIES

                        June 30, 1998

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     Cautionary Statement Pursuant to Safe Harbor Provisions
     -------------------------------------------------------
of the Private Securities Litigation Reform Act of 1995.
-------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

               The Company has only generated minimal annual revenues since the fourth quarter of 1995, when management made the decision to focus its attention on operations in China and to sell its other assets, and has had a loss for each of the last five fiscal years. The Company's decision to focus on operations in China is supported by the excellent well test results on the China properties, however, the Company has not generated any profits from its operations in China and is in the development stage with respect to such operations. Although drilling results and well tests have been excellent, initial production is not expected until the first half of 1999.

      As of June 30, 1998, the Company had an operating cash balance of $11.4 million and $5.2 million in a restricted escrow account for payment of interest on the outstanding senior secured notes through November 1, 1998. These cash balances are not sufficient to cover the Company's working capital requirements and capital expenditure obligations on the Zhao Dong Block during the remainder of 1998 and through 1999. However, the Company believes that it will be able to obtain the funds necessary to cover its working capital and capital expenditure requirements.

         Potential sources of funds include the sale and/or refinancing of domestic oil and gas properties held for sale or investment in land, project financing, increasing the amount of senior secured notes, supplier financing, additional equity, including the exercise of currently outstanding warrants to buy common stock and joint ventures with other oil companies. Additionally, the Company believes, based on discussions with the Chinese authorities during the last several months, that it may acquire interests in additional oil and gas exploration and development blocks in China, on which successful exploration wells have been drilled by the Chinese, which could enhance the Company's ability to timely
obtain  adequate funds for its obligations in China.   Based
on   continuing   discussions   with   major   stockholders,
investment bankers, potential purchasers and other oil companies, the Company believes that such required funds will be available. However, there is no assurance such funds will be available and, if available, on commercially reasonable terms. Any new debt could require approval of the holders of the Company's senior secured notes and there is no assurance that such approval could be obtained.

      The Company, Apache, and CNODC are working together to reduce capital costs and to determine whether commencement of production from the C-4 Well area on the Zhao Dong Block can begin by the first half of 1999. All three parties have agreed to make every effort to achieve initial production in this time frame.

  The Company is not obligated to make additional capital payments to its other projects. The Company has invested $3.6 million in a lubricating oil business and $0.9 million in a coalbed methane project. The Company believes that both the lubricating oil business and the coalbed methane project have the opportunity for successful growth. If successful, the Company may make additional capital investments in these businesses.

Other
-----

       Pursuant to the Company's December 17, 1997 shareholders' meeting, whereby several compensation plans were approved, the Company recorded unearned compensation of approximately $12.8 million. This amount will be amortized ratably over future periods of up to five years and is recorded as a non-cash expense in the consolidated statements of operations. Because certain of these awards are based on market capitalization, there may be additional amounts which may become payable. Approximately $0.9 million of compensation expense was recorded in connection with these awards during 1997. An additional $0.7 million of compensation expense was recorded in the first six months of 1998.

      Inflation has had no material impact during the reporting periods, however, oil and gas exploration activity has increased worldwide, and in the Bohai Bay in particular. Increased rates for equipment and services, and limited rig availability, may have an impact in the future.

     The Company is subject to existing domestic and Chinese federal, state and local laws and regulations governing environmental quality and pollution control. Although management believes, based on present conditions, that such operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities will not be incurred.

New Accounting Pronouncements
-----------------------------

       In June 1997, the FASB Issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the Company's year ended December 31, 1998. This statement establishes standards for reporting of information about operating segments. The Company will be analyzing SFAS No. 131 during 1998 to determine what, if any, additional disclosures will be required.

Results of Operations
----------------------

      During the six months ended June 30, 1998 and June 30,
1997, the Company incurred net losses of $4.1 million and $2.4 million, respectively.

     Revenues and operating expenses associated with oil and gas properties held for sale have become insignificant and accordingly, are recorded in other costs and operating expenses in the accompanying consolidated statements of operations.

     Interest  expense increased during the  three  and  six
months ended June 30, 1998, when compared with the same periods in 1997, because of increased debt and interest rates. Also included in interest expense was amortization of warrant costs and debt issue costs on the senior secured notes issued in May 1997. Interest capitalized for the comparable periods in 1998 and 1997 increased because the oil and gas property base was larger, thus, reducing net interest expense for the periods.

     Preferred stock dividends were $4.9 million for the six months ended June 30, 1998, as compared to $3.3 million for the same period in 1997. The increase is the result of the issuance of additional shares in the equity offering concluded in May 1997. These dividends are paid in additional shares of preferred stock at the option of the Company.

     Interest income for the three and six months ended June 30, 1998 was $0.3 million and $0.7 million, respectively, and resulted from the short-term investment of cash still available from the May 1997 debt and equity offerings.

     General and administrative expenses were $1.3 million and $2.9 million for the three and six months ended June 30, 1998, as compared to $0.7 million and $1.6 million for the same periods in 1997. The increase of $1.3 million during the six month period ended June 30, 1998, was primarily due to increases in non-cash compensation charges related to stock and appreciation options of $0.7 million (approved by shareholders in December 1997), $0.4 million in legal and professional fees, and $0.2 million in public company expenses. Legal and professional fees increased because of additional services and public company expenses associated with holding two shareholder meetings.

Year 2000 Compliance
--------------------

      The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has upgraded certain of its software to software that purports to be Year 2000 compliant. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year and equipment with time-sensitive embedded components. Any of the Company's programs that have time-sensitive software or equipment that has time-sensitive embedded components may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Although no assurance can be given because of the potential wide scale manifestations of this problem which may affect the Company's business, the Company presently believes that the Year 2000 problem will not pose significant operational problems for its computer systems. The Company is not able to estimate the total costs of undertaking Year 2000 remedial activities, if they will be required, but based upon information developed to date, it believes that the total cost of Year 2000 remediation will not be material to the Company's cash flow, results of operation or financial condition.

      The Company also may be vulnerable to other companies' Year 2000 issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any vendors' or customers' failure to become Year 2000 compliant on a timely basis. The Company intends to initiate formal communications with all of its significant vendors and customers with respect to such persons' Year 2000 compliance programs and status. The Company expects to complete its Year 2000 review and, if required, remediation efforts within a time frame that will enable its computer-based and embedded chip systems to function without significant disruption in the Year 2000. However, there can be no assurance that such other companies will achieve Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with the Company's computer system. The inability of the Company or any of its principal vendors or customers to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operations.

                  XCL LTD. AND SUBSIDIARIES

                        June 30, 1998

                 PART II - OTHER INFORMATION


Item 1.          Legal Proceedings

      On January 24, 1997, a subsidiary of the Company filed an action captioned "L.M. Holding Associates, L.P. v. LaRoche Chemicals, Inc." (23rd Judicial District Court, St. James Parish, Louisiana, No. 24, 338, Section A). The lawsuit claims that LaRoche failed to properly maintain its 8" brine line that runs 10 miles across the Company's property in St. James Parish, Louisiana, discharged brine from this line onto the Company's property and no longer has the right to operate said line. In 1998, the court issued a preliminary injunction enjoining LaRoche from discharging brine onto the Company's property and enjoining LaRoche from continued operation of the 8" brine line without a scientific system for early detection of leaks and without periodic monitoring of the line. The Company is seeking damages and cancellation of LaRoche's right to operate the brine line. No trial date has been set. The Company intends to vigorously prosecute the lawsuit.

      Other than as disclosed above and in the Company's Annual Report on Form 10-K, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

Item 2(c).  Changes in Securities

*     On  May  1,  1998, the Company issued an aggregate  of
  52,161 shares of Amended Series A Preferred Stock in payment of $4.5 million in dividends payable on that date.

*     On  June 30, 1998, the Company issued an aggregate  of
  1,320 shares of Amended Series B Preferred Stock in payment of $0.1 million in dividends payable on that date.

Item  4.       Submission of Matters to a Vote of  Security-
               Holders

     On June 30, 1998, the Company held an Annual Meeting of Shareholders in The Monterey Room of the Hyatt Regency Houston at George Bush Intercontinental Airport, 15747 JFK Boulevard, Houston. The matters put to a vote of the meeting were:

1.   Election  of three Class II directors to the  Company's
     Board of Directors;
2. Adoption of amendments to the Company's Amended and Restated Certificate of Incorporation (A) to eliminate the requirement for (i) holders of Common Stock to vote on amendments affecting outstanding Preferred Stock and (ii) stockholders to ratify Bylaw amendments adopted by the Board of Directors and (B) to require the approval of at least a majority of the outstanding shares of Amended Series A Preferred Stock for the creation of a class of Preferred Stock equal in preference to the Amended Series A Preferred Stock.
3. Ratification of amendments to the Company's Amended and Restated Bylaws (i) to change the month in which the Company holds it Annual Meeting of Shareholders from May to June and
     (ii) to eliminate the requirement for stockholders ratification of Bylaw amendments adopted by the Board.

     The Company's Board of Directors is divided into three Classes, with each Class consisting of at least one executive director and at least one non-executive director serving three-year terms. Messrs. Marsden W. Miller, Jr.,
R. Thomas Fetters, Jr. and Francis J. Reinhardt, Jr. were elected as Class II directors at this meeting. A quorum was present, and a total of not fewer than 20,605,017 votes, constituting a plurality of all the votes cast at the meeting by holders of shares present in person or by proxy, were voted for each of the named persons elected as Class II directors of the Company. Each such Class II director shall serve until the Annual Meeting of Shareholders to be held in 2001.

     Class III directors are Messrs. John T. Chandler, Fred Hofheinz and Peter F. Ross, whose terms of office expire at the 1999 Annual Meeting of Shareholders. Class I directors are Messrs. Arthur W. Hummel, Jr., Michael Palliser and Benjamin B. Blanchet.

     With respect to Proposal 2 relating to the approval and adoption of amendments to the Company's Amended and Restated
Certificate of Incorporation, an insufficient number of votes were cast in favor of the proposal.

     With respect to Proposal 3 to ratify amendments to the Company's Amended and Restated Bylaws, an insufficient number of votes were cast in favor of the proposal.

Item 5.          Other Information.

      Effective June 29, 1998, the Securities and Exchange Commission adopted changes to Rule 14a-4(c)(1) of the Proxy Rules which now limits a registrant's use of its discretionary proxy voting authority at annual meetings with respect to matters raised at the meeting (without discussion in the proxy statement), only to those matters where a proponent had failed to notify the registrant of the matter at least 45 days prior to the date on which the registrant first mailed the prior year's proxy statement (or a date specified by an advance notice provision in the registrant's charter or by laws). Such 45-day deadline for the Company's annual meeting next year will be April 18, 1999.

Item 6.          Exhibits and Reports on Form 8-K.

(a)     Exhibits required by Item 601 of Regulation S-K.

     See Index to Exhibits.

 (b)     Reports on Form 8-K

     There were no reports on Form 8-K filed during the period covered by this report.

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


Date: August 14, 1998

                      INDEX TO EXHIBITS

(a)     Exhibits required by Item 601 of Regulation S-K.

2.0     Not applicable

3(i)     Articles of incorporation

3.1 Amended and Restated Certificate of Incorporation of the Company dated December 17, 1997. (R)(i)

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

10.38      Form  of  Restated  Forbearance  Agreement  dated
     effective as of May 20, 1997, between the Company, XCL-
     Texas,   Inc.   and  ING  (U.S.)  Capital  Corporation.
     (O)(xviii)

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