Form 10-K/A
period 1997-12-31
XCL LTD
filed 1998-10-23
CIK 720676

_________________________________________________________________
                  Securities and Exchange Commission
                      Washington, DC  20549
                   ___________________________
                        FORM 10-K/A No. 2

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

Common Stock, $.01 par value                           American Stock Exchange
    Title of each class                                 Name of each exchange
                                                          on which registered

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

       22,341,636 shares Common Stock, $.01 par value were outstanding on April 13, 1998.

               DOCUMENTS INCORPORATED BY REFERENCE
                              None
_________________________________________________________________

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

      In furtherance of the Company's objective of expanding its involvement in the Chinese energy business and developing its relationships with the Chinese authorities responsible for the development of China's energy resources, on July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to engage in the manufacturing, distribution and marketing of lubricating oil in China and in southeast Asian markets. See "United/XCL Lube Oil Joint Venture" on page 11. The Company's required capital contribution to the joint venture has been made and the Company is not obligated to expend further amounts.
However, the Company believes, based on CNPC's plans for and strong support of the lubrication oil joint venture, that the joint venture business will grow and that the Company will make additional investments in the joint venture. Also, on December 14, 1995, the Company signed a Memorandum of Understanding with the China National Administration of Coal Geology ("CNACG"), pursuant to which the parties began cooperative exploration and development of coalbed methane in two areas in China. See
"Coalbed  Methane  Project"  on page  11.   The  venture  is  not
currently active.

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

     Development Plans
     ------------------

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

          METRIC TONS OF ANNUAL
          CRUDE OIL PRODUCTION               ROYALTY RATE
          (One metric ton is roughly equivalent to seven barrels of crude oil.)

          Up to and including 1,000,000..................   Zero
          1,000,000 to 1,500,000.........................     4%
          1,500,000 to 2,000,000.........................     6%
          2,000,000 to 3,000,000.........................     8%
          3,000,000 to 4,000,000.........................    10%
          Over 4,000,000.................................    12.5%

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

Oil and Gas Reserves
--------------------

       Based on the wells drilled to date, the Company's independent engineering firm, H.J. Gruy and Associates, Inc. ("Gruy"), has projected net proved undeveloped reserves for the segments of the C-D Field drilled to date of 11.76 million barrels of recoverable oil. CNODC has exercised its option to pay 51% of all development costs and receive 51% of oil production. Consequently, the Company's present value of estimated future pre-tax net cash flows is approximately $64.8 million as of January 1, 1998. The standardized measure of discounted future net cash flows determined in accordance with the rules prescribed by FASB No. 69 is $53.8 million. The Company believes that the C-D Field and the remainder of the Zhao Dong Block hold the potential for additional significant increases in oil reserves. See "Certain Risk Factors Relating to the Oil and Gas Industry -- Reliance on Estimates of Proved Reserves and Future Net Revenues" and "Supplemental Oil and Gas Information" in the Notes to the Consolidated Financial Statements.


Production, Sales and Cost Data
-------------------------------

     The following table sets forth certain information regarding the production volumes, revenues, average prices received and average production costs associated with the Company's sale of oil and gas from properties held for sale for the periods indicated.

                                           Year Ended December 31,
                                          -------------------------
                                          1997       1996      1995
                                          ----       ----      ----
Net Production: (a)
   Gas (MMcf)                              72        467        1,474
   Oil (MBbl)                               4          9           19
   Gas equivalent (MMcfe)                  95        522        1,588

Oil and gas sales ($ in 000's)(b)
   Gas                                 $  166    $   955      $ 1,953
   Oil and other                           70        181          527
                                        -----     ------       ------
       Total oil and gas sales         $  236    $ 1,136      $ 2,480
                                        =====     ======       ======

Average sales price:
   Gas ($ per Mcf)                       2.28       1.84         1.33
   Oil ($ per Bbl)                      18.34      19.80        19.58
   Gas equivalent ($ per Mcfe)           2.47       2.18         1.56

Oil and gas costs ($ per Mcfe):
   Production expenses and taxes         2.41       0.74         0.71
             Depreciation, depletion
              and amortization
              of oil and gas properties  0.81       0.96         1.23
     ________________
     (a)     Excludes gas consumed in operations.
     (b) Includes plant products recovered from treating and processing operations.

      The following table shows the 1997 production of oil and natural gas liquids and natural gas by major fields. All of the Company's net production was attributable to the Cox Field and the Frenier Field (on the Lutcher Moore Tract).

                                 1997 Net Production
                                -----------------------
                                 (MBbls)       (MMcf)
                                ---------     ----------
Field                           Oil     %     Gas     %
-----                           ---   ----    ---   ----
Cox Field                       --     --     72     100
Frenier Field                   4     100     --     --

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

                                             Undeveloped
                                            Gross     Net
                                           ------     ------
      The People's Republic of China      48,677      24,338

Drilling Activity
-----------------

      The following tables set forth wells drilled by the Company in the periods indicated.

                                   Year Ended December 31,
                      -------------------------------------------------
                           1997              1996             1995
                      -------------     -------------     ------------
United States         Gross     Net     Gross     Net     Gross    Net
-------------         -----     ---     -----     ---     -----    ---
Exploratory:
    Productive          --      --        --       --       --      --
    Nonproductive       --      --        --       --       --      --
                       ----    ----      ----     ----     ----    ----
         Total          --      --        --       --       --      --

Development:
   Productive           --      --        --       --        1      .2
   Nonproductive        --      --        --       --       --      --
                       ----    ----      ----     ----     ----    ----
        Total           --      --        --       --        1      .2

                                      Year Ended December 31,
                      ----------------------------------------------------
                           1997              1996             1995 (a)
                      -------------     --------------     --------------
The People's
  Republic of China   Gross     Net     Gross      Net     Gross     Net
-------------------   -----     ---     -----      ---     -----     ---
Exploratory:
    Productive           2      1.0        1        .5        2      1.0
    Nonproductive        1      0.5       --        --        1       .5
                       ----    ----     -----      ----     ----    ----
         Total           3      1.5        1        .5        3      1.5

Development:
   Productive           --      --        --        --       --      --
   Nonproductive        --      --        --        --       --      --
                       ----    ----      ----      ----     ----    ----
        Total           --      --        --        --       --      --
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


Markets
-------

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

     High Degree of Leverage
     ------------------------

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

     Restrictions Imposed by Terms of the Company's Indebtedness
     ------------------------------------------------------------

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

  Reliance  on  Estimates  of  Proved  Reserves  and  Future  Net
  Revenues
  ----------------------------------------------------------------

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

     Reserve Value Ceiling Test
     ---------------------------

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

     Environmental Matters
     ----------------------

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

       Limitations  on  the  Availability of  the  Company's  Net
Operating Loss Carryforwards
----------------------------------------------------------------

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

                             PART II


Item 8.     Financial Statements and Supplemental Data.

      The Consolidated Financial Statements of XCL Ltd. and Subsidiaries and XCL-China Ltd., together with the reports thereon of PricewaterhouseCoopers LLP dated April 10, 1998, and the supplementary financial data specified by Item 302 of Regulation S-K are set forth on pages [] through []. See Item 14 for Index.


                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of  XCL Ltd.

We have audited the consolidated financial statements and the financial statement schedule of XCL Ltd. and Subsidiaries listed in Item 1(a) of this Annual Report on Form 10-K. These consoli-dated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsi-bility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is generating minimal revenues and although the Company has cash (including its restricted cash) in the amount of approximately $32 million as of December 31, 1997, and a positive working capital position, it must generate additional cash flows to satisfy its development and exploratory obligations with respect to its China properties. There is no assurance that the Company will be able to generate the necessary funds to satisfy these contractual obligations and to ultimately achieve profitable operations, which creates substantial doubt about its ability to continue as a going concern. Managements' plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP



Miami, Florida
April 10, 1998

                    XCL Ltd. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
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

           Proved undeveloped properties, not being
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

                    XCL Ltd. and Subsidiaries

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (Thousands of Dollars)


                                                                                                        Total
                               Preferred     Common   Treasury   Paid-In   Accumulated    Unearned   Shareholders'
                                 Stock        Stock     Stock    Capital     Deficit    Compensation    Equity
                               ---------     ------   --------   -------   -----------  ------------  -----------
Balance, December 31, 1994      $   649   $   2,372   $   (35)   $206,241  $(114,027)     $   -    $   95,200
    Net loss                          -           -         -           -    (87,837)         -       (87,837)
    Dividends                         -           -         -           -     (4,821)         -        (4,821)
    Preferred shares issued          32           -         -       5,092          -          -         5,124
    Preferred shares subscribed       4           -         -           -          -          -             4
    Common shares issued              -         189         -       7,936          -          -         8,125
    Treasury shares purchased         -           -       (25)     (1,232)         -          -        (1,257)
    Treasury shares issued            -           -        35       2,327          -          -         2,362
                                  -----      ------     -----     -------   --------     ------     ---------

Balance, December 31, 1995          685       2,561       (25)    220,364   (206,685)         -        16,900
    Net loss                          -           -         -           -    (12,074)         -       (12,074)
    Dividends                         -           -         -           -       (673)         -          (673)
    Preferred shares issued          10           -         -         128          -          -           138
    Preferred shares subscribed      (4)          -         -           -          -          -            (4)
    Preferred shares converted
       to common shares             (22)          5         -          17          -          -             -
    Common shares issued              -         292         -       6,339          -          -         6,631
    Treasury shares purchased         -           -        (3)       (138)         -          -          (141)
    Treasury shares issued            -           -        18         246          -          -           264
                                 ------      ------     -----     -------    -------     ------        ------

Balance, December 31, 1996          669       2,858       (10)    226,956   (219,432)         -        11,041
    Net loss                         -            -         -           -    (13,994)         -       (13,994)
    Dividends                        -            -         -           -    (13,728)         -       (13,728)
    Preferred shares issued         507           -         -      36,521           -         -        37,028
    Common shares issued              -         198         -       4,395           -         -         4,593
    Issuance of stock purchase
      warrants                        -           -         -      15,032           -         -        15,032
    Unearned compensation            20          13         -      12,841           -   (12,021)          853
    Reverse stock split 1 for 15      -      (2,852)        9       2,843           -         -             -
                                  -----       -----      ----     -------    --------   --------       -------
Balance, December 31, 1997       $1,196     $   217    $   (1)   $298,588  $ (247,154) $(12,021)      $40,825
                                  =====       =====     =====     =======    ========    =======



 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
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

  Cash and Cash Equivalents:
  -------------------------

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

     Capitalized Interest and Amortized Debt Costs:
     ---------------------------------------------

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

  Stock Based Compensation:
  ------------------------

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

  Earnings Per Share:
  ------------------

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

     Environmental Expenditures
     --------------------------

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

     Common Stock Reverse Split
     --------------------------

      Effective December 17, 1997, the Company amended and restated its Certificate of Incorporation to effect a one-for-fifteen reverse split of the Company's Common Stock. All share amounts presented herein have been adjusted to reflect the reverse split.

     Recent Accounting Pronouncements
     --------------------------------

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

      At December 31, 1997, the Company had alternative minimum tax net operating loss carryforwards in the approximate amount of $114 million, which are scheduled to expire by the year 2012. Additionally, the Company has acquired alternative minimum tax net operating loss carryforwards in the approximate amount of $12 million which are scheduled to expire by the year 2000, and which are available for use by an acquired subsidiary. The Company also has $1.0 million of general business credit carryforwards, which are available until the year 2000 to offset future tax liabilities of an acquired subsidiary. The Company also has deferred costs associated with its Chinese operations of approximately $13 million. The costs will be amortized and deducted for Chinese tax purposes when the Company generates revenue from its Chinese operations.

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


      All of the restricted stock awards entitle the participants to full dividend and voting rights and are restricted as to disposition and subject to forfeiture under certain conditions.
The shares become unrestricted upon attainment of certain increases in the market price of the Company's Common Stock within four years of date of grant, as provided for in the plan. Upon issuance of restricted shares, unearned compensation is charged to shareholders' equity for the cost of restricted stock and recognized as expense ratably over the earned period, as applicable. The amount recognized for 1997 was not material because the measurement date was December 17, 1997.


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

      To reflect the estimated timing of future net cash flows, such amounts have been discounted by the Securities and Exchange
Commission prescribed  annual rate of 10 percent.


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

Standardized Measure of Discounted Future Net Cash Flows Related
----------------------------------------------------------------
                 to Proved Oil and Gas Reserves
                 -------------------------------

     The standardized measure of discounted future net cash flows from proved oil and gas reserves, determined in accordance with rules prescribed by FASB No. 69, is summarized as below, and does not purport to present the fair market value of the Company's oil and gas assets, but does present the present value of future cash flows that would result under the assumptions used:


The Company previously excluded from this table, the effect of income taxes because it believed it had a tax holiday in China. Subsequent to December 31, 1997, the Company determined that it would be subject to future income taxes iat the maximum rate of 33% in China. Accordingly, the table below has been revised to include estimates of such income taxes.


                                                         Year Ended December 31
                                                      ----------------------------
                                                      1997 (a)  1996 (a)  1995 (a)
                                                      --------  --------  --------
                                                         (Thousands of Dollars)
Future cash inflows                                $  205,765  $ 222,797 $ 103,048
Future costs:
    Production, including taxes                       (45,624)   (39,033)  (20,937)
    Development                                       (41,093)   (40,904)  (35,276)
                                                      -------    -------   -------
Future net inflows before income taxes                119,049    142,860    46,835
Future income taxes (c)                               (22,916)   (35,658)       -- (b)
                                                      -------    -------    ------
Future net cash flows                                  96,133    107,202    46,835
10% discount factor                                   (42,285)   (44,596)  (20,795)
                                                      -------    -------    ------
Transfer of properties to assets held for sale             --         --   (26,040)
                                                     --------     ------    ------
Standardized measure of discounted net cash flows  $   53,848   $ 62,606  $     --
                                                     ========    =======   =======

_____________
(a)   1997  and  1996  represent  China  properties  only.   1995
represents U.S. properties being held for sale only.
(b) No taxes have been reflected because of utilization of net operating loss carryforwards.
(c) Future income taxes are computed by applying the maximum tax rate in China applicable to foreign-funded enterprises of 33%.


  Changes in Standardized Measure of Discounted Future Net Cash
  --------------------------------------------------------------
               Flow From Proven Reserve Quantities
               -----------------------------------


                                                    Year Ended December 31
                                               -------------------------------
                                               1997 (a)   1996 (a)   1995 (a)
                                               --------   --------   --------
                                                   (Thousands of Dollars)
Standardized measure-beginning of year        $ 62,606   $    --    $  60,248
Increases (decreases):
    Sales and transfers, net of production
      costs                                         --        --       (1,347)
    Net change in sales and transfer prices,
      net of production costs                  (16,396)       --      (15,095)
    Extensions, discoveries and improved
      recovery, net of future costs                 --    79,062           --
    Changes in estimated future development
      costs                                       (219)       --       (2,886)
    Development costs incurred during the
      period that reduced future development
      costs                                         --        --        1,117
    Revisions of quantity estimates                 --        --       (8,003)
    Accretion of discount                           --        --        6,024
    Purchase (sales) of reserves in place           --        --       (4,654)
    Changes in production rates (timing) and
     other                                          --        --       (9,364)
    Reclassification of reserves to assets
      held for sale                                 --        --      (26,040)
    Net change in income taxes                   7,857   (16,456)          --
                                               -------    ------      -------
Standardized measure-end of year              $ 53,848  $ 62,606     $     --
                                               =======   =======      =======

__________
(a)   1997  and  1996  represent  China  properties  only.   1995
represents U.S. properties being held for sale only.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated production revenues and is dependent upon its parent to meet its cash flow requirements and must, in conjunction with its parent company, generate additional cash flows to satisfy its development and exploratory obligations with respect to its oil and gas properties. There is no assurance that the Company or its parent will be able to generate the necessary funds to satisfy these contractual obligations and to ultimately achieve profitable operations, which creates substantial doubt about its ability to continue as a going concern. Managements' plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PRICEWATERHOUSECOOPERS LLP



Miami, Florida
April 10, 1998

                         XCL-China, Ltd.
                          BALANCE SHEETS
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

           Proved undeveloped properties, not
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
                                                          ======     ======

L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
-------------------------------------------------------------------

Current liabilities:
      Accounts payable and accrued costs                $   285    $    556
      Due to joint venture partner                        4,504       4,202
                                                         ------      ------
           Total current liabilities                      4,788       4,758
                                                         ------      ------
Due to parent                                            52,383      31,573
Commitments and contingencies (Notes 2 and 5)
Shareholders' equity:
      Common stock-$.01 par value; authorized
        5 million shares at December 31, 1997 and
        1996; issued shares of 1,000 shares at
        December 31, 1997 and 1996                          --           --
      Retained deficit                                  (1,930)      (1,217)
                                                       -------      -------
           Total shareholders' deficit                  (1,930)      (1,217)
                                                       -------      -------
               Total liabilities and shareholders'
                 deficit                              $ 55,241     $ 35,114
                                                       =======       ======

 The accompanying notes are an integral part of these financial statements.\

                         XCL-China, Ltd.

                     STATEMENTS OF OPERATIONS
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

               STATEMENTS OF SHAREHOLDERS' DEFICIT
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

                     STATEMENTS OF CASH FLOWS
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

  Basis of Presentation:
  ---------------------

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

Capitalized Interest:
--------------------

      During fiscal 1997, 1996 and 1995, interest and associated costs of approximately $5.8 million, $2.8 million and $3.1 million, respectively were capitalized on significant investments in oil and gas properties that are not being currently depreciated, depleted, or amortized and on which exploration or development activities are in progress.

  Revenue Recognition:
  -------------------

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

     Senior Secured Notes of Parent Company
     --------------------------------------

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

  Capitalized Costs
  -----------------

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

Standardized Measure of Discounted Future Net Cash Flows Related
                 to Proved Oil and Gas Reserves

     The standardized measure of discounted future net cash flows from proved oil and gas reserves, determined in accordance with rules prescribed by FASB No. 69, is summarized as below, and does not purport to present the fair market value of the Company's oil and gas assets, but does present the present value of future cash flows that would result under the assumptions used:


The Company previously excluded from this table, the effect of income taxes because it believed it had a tax holiday in China. Subsequent to December 31, 1997, the Company determined that it would be subject to future income taxes at the maximum rate of 33% in China. Acccordingly, the table below has been revised to include estimates of such income taxes.


                                                   Year Ended December 31
                                                    --------------------
                                                    1997           1996
                                                    ----           ----
                                                   (Thousands of Dollars)
Future cash inflows                               $  205,765     $  222,797
Future costs:
    Production, including taxes                      (45,623)       (39,033)
    Development                                      (41,093)       (40,904)
                                                     -------        -------
Future net inflows before income taxes               119,049        142,860
Future income taxes (1)                              (22,916)       (35,658)
                                                     -------       --------
Future net cash flows                                 96,133        107,202
10% discount factor                                  (42,285)       (44,596)
Transfer of properties to assets held for sale            --             --
                                                     -------       --------
Standardized measure of discounted net cash flows  $  53,848      $  62,606
                                                     =======        =======
-------------------
(1) Future income taxws are computed by applying the maximum tax rate in China applicable to foreign-funded enterprises of 33%.


  Changes in Standardized Measure of Discounted Future Net Cash
               Flow From Proven Reserve Quantities

                                                        Year Ended December 31
                                                        ----------------------
                                                           1997       1996
                                                           ----       ----
                                                        (Thousands of Dollars)
Standardized measure-beginning of year                $   62,606   $      --
Increases (decreases):
    Sales and transfers, net of production costs              --          --
    Net change in sales and transfer prices, net of
       production costs                                  (16,396)         --
    Extensions, discoveries and improved recovery,
       net of future costs                                    --      79,062
    Changes in estimated future development costs           (219)         --
    Development costs incurred during the period that
       reduced future development costs                       --          --
    Revisions of quantity estimates                           --          --
    Accretion of discount                                     --          --
    Purchase (sales) of reserves in place                     --          --
    Changes in production rates (timing) and other            --          --
    Reclassification of reserves to assets held for sale      --          --
    Net change in income taxes                             7,857     (16,456)
                                                          ------     -------
Standardized measure-end of year                        $ 53,848    $ 62,606
                                                          ======     =======


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

XCL-China Ltd. (wholly-owned):
-----------------------------

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

Executive Compensation Plans and Arrangements
----------------------------------------------

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

     Date           Purchaser     Principal Amount     Purchase Price

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

23.1     PricewaterhouseCoopers LLP ^


23.2     H.J. Gruy & Associates, Inc. ^

24.     Not applicable.

27.1     Financial Data Schedule for year ended December 31, 1997 *

27.2     Restated Financial Data Schedule for the year ended
         December 31, 1996 and the three, six and nine month periods ended March 31, June 30 and September 30, 1997 +

99.1     Reserve Report dated January 1, 1998 prepared by H.J.
         Gruy & Associates, Inc. ^

99.2     Glossary of Terms *

------------
*     Filed with Form 10-K.
+     Filed with Form 10-K Amendment No. 1.
^     Filed with this Form 10-K Amendment No. 2

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

                              XCL LTD.

                                   /s/ Benjamin B. Blanchet
October 16, 1998             By:_________________________________
                                   Benjamin B. Blanchet
                                   Executive Vice President