Form 10-Q/A
period 1998-03-31
XCL LTD
filed 1998-10-23
CIK 720676

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                        FORM 10-Q/A No. 1

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


Liquidity, Capital Resources
-----------------------------

     The Company has generated minimal cash from operations since the fourth quarter of 1995, when management made the decision to focus its attention on operations in China and to sell its other assets. This decision is supported by the excellent well test results on the China properties. However, the Company has not generated any profits from its operations in China and is in the development stage with respect to such operations. The Company's only historic revenues have been from the Company's financing activities and from properties currently held for sale or investment or previously sold.


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


     XCL, Apache, and CNODC are working together to reduce capital costs and to determine whether the commencement of production from the C-4 Well area can be accelerated into the first half of 1999. This work has already resulted in potential reductions of capital costs of approximately $35 million from the original approved ODP, based on a change in the conceptual design, and a determination that it is technically feasible to commence production from the C-4 Well area in mid-1999. The
Company, Apache and CNODC have now all agreed to make every effort to achieve initial production in 1999.


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

     If funds for the purposes described above are not available, the Company may be required to substantially curtail its operations or to sell or surrender all or part of its interests in China in order to meet its obligations and continue as a going concern.


     The Company is not obligated to make any additional capital payments to its lubricating oil and coalbed methane projects. The Company believes that both the lubricating oil and coalbed methane projects will be successful and grow. If successful, the Company may make additional investments in these businesses.


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

New Accounting Pronouncements
-----------------------------

     In June 1997, the FASB Issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company's year ended December 31, 1998. This statement establishes standards for reporting of information about operating segments. The Company will be analyzing SFAS No. 131 during 1998 to determine what, if any, additional disclosures will be required.

Results of Operations
---------------------

     During  the three months ended March 31, 1998 and March  31,
1997,  the Company incurred net losses of $2.0 million  and  $1.2 million, respectively.


     Oil and gas revenues for the three month period ended March 31, 1998, were $32,000 compared to $85,000 during the corresponding period in 1997. Revenues will continue to decline as the Company completes its announced program of selling substantially all of its U.S. producing properties.

     Interest expense, net of amounts capitalized for the three months ended March 31, 1998 was $762,000 compared to $634,000 for the same period in 1997. The increase of $128,000 was the result of higher debt levels and interest rates. Also included in interest expense was amortization of warrant costs and offering expenses on the senior secured notes issued in May 1997.

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

     General and administrative expenses were $1.6 million for the three months ended March 31, 1998, as compared to $0.7 million  for  the  same  period in 1997.  The  increase  of  $0.9 million was primarily attributable to an increases of $0.4 million in non-cash compensation charges related to stock and appreciation options approved by shareholders in December, 1997. Public company expenses increased $0.1 million in the first quarter of 1998 because of the reverse stock split and related transactions. Legal, accounting and consulting expenses also increased $0.2 million during the first quarter of 1998 because of additional services required.

                         SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              XCL Ltd.


                              By:_______________________________________
                              Name:____________________________________
                              Title:_____________________________________


Date:     _________________________, 1998