Form 10-Q/A
period 1998-03-31
XCL LTD
filed 1998-10-23
CIK 720676

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                        FORM 10-Q/A No. 2

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

                              XCL Ltd.

                                  /s/ Benjamin B. Blanchet
                              By:_______________________________________
                              Name:  Benjamin B. Blanchet
                              Title: Executive Vice President


Date:    October 23, 1998