Form 10-Q/A
period 1998-06-30
XCL LTD
filed 1998-10-23
CIK 720676

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

          As of June 30, 1998, the Company had an operating cash balance of $11.4 million and $5.2 million in a restricted escrow account for payment of interest on the outstanding senior secured notes through November 1, 1998. These cash balances are not sufficient to cover the Company's working capital requirements and capital expenditure obligations on the Zhao Dong Block during the remainder of 1998 through 1999. However, the Company believes that it will be able to obtain the funds necessary to cover its working capital and capital expenditure requirements.

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

          If funds for the purposes described above are not available, the Company may be required substantially to curtail its operations or to sell or surrender all or part of its interests in China in order to meet its obligations and continue as a going concern.

          The Company is not obligated to make any additional capital payments to its lubricating oil and coalbed methane projects. The Company believes that both the lubricating oil and coalbed methane projects will be successful and grow. If successful, the Company may make additional investments in these businesses, the timing and amount of which are unknown at this time.

Other

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

          Revenues and operating expenses associated with oil and gas properties held for sale have become insignificant and accordingly, are recorded in other costs and operating expenses in the accompanying consolidated statement of operations.

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

          Interest income for the three and six months ended June 30, 1998 and 1997 was $0.3 million and $0.7 million, respectively, and resulted from the short-term investment of cash still available from the May 1997 debt and equity offerings.

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

Year 2000 Compliance

          The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has upgraded certain of its software to software that purports to be Year 2000 compliant. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year and equipment with time-sensitive embedded components. Any of the Company's programs that have time-sensitive software or equipment that has time-sensitive embedded components may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Although no assurance can be given because of the potential wide scale manifestations of this problem which may affect the Company's business, the Company presently believes that the Year 2000 problem will not pose significant operational problems for its computer systems. The Company is not able to estimate the total costs of undertaking Year 2000 remedial activities, if they will be required. However, based upon information developed to date, it believes that the total cost of Year 2000 remediation will not be material to the Company's cash flow, results of operations or financial condition.

          The Company also may be vulnerable to other companies' Year 2000 issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs that may be incurred as a result of any vendors' or customers' failure to become Year 2000 compliant on a timely basis. The Company intends to initiate formal communications with all of its significant vendors and customers with respect to such persons' Year 2000 compliance programs and status in the fourth quarter of 1998. The Company expects to complete its Year 2000 review and, if required, remediation efforts within a time frame that will enable its computer-based and embedded chip systems to function without significant disruption in the Year 2000. However, there can be no assurance that such other companies will achieve Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with the Company's computer system. The inability of the Company or any of its principal vendors or customers to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operations.

                           SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        XCL LTD.



                                   By:___________________________
                                   Name:_________________________

Title:__________________________

Date:     _________________________, 1998