Form 10-Q
period 1998-09-30
XCL LTD
filed 1998-11-16
CIK 720676

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

               Quarterly Report pursuant to Section 13 or 15(d) of the
      [X]      Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 1998

                               OR

               Transition Report Pursuant to Section 13 or 15(d)of
     [  ]      the Securities Exchange Act of 1934

                   Commission File No. 1-10669

                            XCL Ltd.
     (Exact name of registrant as specified in its charter)

       Delaware                               51-0305643
(State of Incorporation)                   (I.R.S. Employer
                                         Identification Number)

            110 Rue Jean Lafitte, 2nd Floor, Lafayette, LA      70508
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

       22,995,804 shares Common Stock, $.01 par value were outstanding on November 12, 1998.

                            XCL LTD.

                        TABLE OF CONTENTS


                                                       Page
                             PART I

Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                             PART II

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K
Index to Exhibits





        DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

      This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, those regarding the Company's financial position, business strategy, budgets, reserve estimates, development and exploitation opportunities and projects, behind-pipe zones, classification of reserves, projected financial, operating and reserve data and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Certain Risk Factors Relating to the Company and the Oil and Gas Industry" in the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended, and elsewhere in the Annual Report including, without limitation, in conjunction with the forward-looking statements included in this Quarterly Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company, are expressly qualified in their entirety by the Cautionary Statements.

                    XCL Ltd. and Subsidiaries
                 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)

                                            September 30     December 31
                      Assets                    1998             1997
                      ------                ------------     ------------
                                             (Unaudited)
Current assets:
      Cash and cash equivalents              $  4,402       $   21,952
      Cash held in escrow (restricted)          5,250           10,263
      Accounts receivable, net                    184              101
      Refundable deposits                          --            1,200
      Other                                       903              451
                                               ------          -------
                  Total current assets         10,739           33,967
                                               ------          -------
Property and equipment:
      Oil and gas (full cost method):
           Proved undeveloped properties,
             not being amortized               30,617           21,172
           Unevaluated properties              48,462           33,132
                                               ------           ------
                                               79,079           54,304
      Other                                     1,425            1,163
                                               ------           ------
                                               80,504           55,467
      Accumulated depreciation, depletion
        and amortization                         (914)          (1,000)
                                               ------           ------
                                               79,590           54,467
                                               ------           ------
Investments                                     4,779            4,173
Investment in land                             12,200           12,200
Oil and gas properties held for sale            9,072            8,955
Debt issue cost, less amortization              3,902            4,268
Other assets                                    2,838            1,059
                                              -------          -------
                       Total assets         $ 123,120        $ 119,089
                                              =======          =======

         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
      Accounts payable and accrued costs    $    557         $    907
      Accrued interest                         4,633            1,820
      Due to joint venture partner             6,260            4,504
      Dividends payable                        4,077            1,813
      Current maturities of long-term debt     2,074            2,524
                                              ------           ------
           Total current liabilities          17,601           11,568
                                              ------           ------
Long-term debt, net of current maturities     62,920           61,310
Other non-current liabilities                  7,311            5,386
Commitments and contingencies (Note 7)
Shareholders' equity:
      Preferred stock-$1.00 par value;
        authorized 2.4 million shares;
        issued shares of 1,225,740 at
        September 30, 1998 and
        1,196,236 at December 31, 1997-
        liquidation  preference of
        $105 million at September 30, 1998    1,226            1,196
     Common stock-$.01 par value;
        authorized 500 million shares;
        issued shares of 22,991,191 at
        September 30, 1998 and
        21,710,257 at December 31, 1997         230             217
      Common stock held in treasury -
        $.01 par value; 69,470
        shares at September 30, 1998 and
        December 31, 1997                        (1)             (1)
      Additional paid-in capital            305,286         298,588
      Accumulated deficit                  (259,911)       (247,154)
      Unearned compensation                 (11,542)        (12,021)
                                            -------         -------
           Total shareholders' equity        35,288          40,825
                                            -------         -------
                 Total liabilities and
                  shareholders' equity    $ 123,120       $ 119,089
                                            =======         =======

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENTS OF OPERATIONS

            (In Thousands, Except Per Share Amounts)

                                     Three Months Ended     Nine Months Ended
                                        September 30           September 30
                                     ------------------     -----------------
                                      1998        1997       1998        1997
                                      ----        ----       ----        ----
                                        (Unaudited)             (Unaudited)
Costs and operating expenses:
      General and administrative      $ 2,023   $  949     $ 4,938    $  2,511
      Other, net                           46       27         118          55
                                        -----    -----      ------      ------
                                        2,069      976       5,056       2,566
                                        -----    -----      ------      ------
Operating loss                         (2,069)    (976)     (5,056)     (2,566)
                                        -----    -----      ------      ------

Other income (expense):
      Interest income                     146    1,084         864       1,582
      Interest expense, net of
        amounts capitalized               (99)  (1,067)     (1,951)     (2,713)
      Other, net                          744      542         745         854
                                        -----    -----       -----       -----
                                          791      559        (342)       (277)
                                        -----    -----       -----       -----

Net loss                               (1,278)    (417)     (5,398)     (2,843)
Preferred stock dividends              (2,480)  (1,704)     (7,359)     (5,020)
                                       ------   ------      ------      ------
Net loss attributable to
  common stock                       $ (3,758) $(2,121)   $(12,757)    $(7,863)
                                       ======   ======      ======      ======
Net loss per common equivalent
  share (basic)                      $   (.16) $  (.11)   $   (.56)    $  (.40)
                                       ======   ======      ======       =====
Net loss per common equivalent
  share (diluted)                    $   (.16) $  (.11)   $   (.56)    $  (.40)
                                       ======    =====      ======       =====

Weighted average number of common
  shares outstanding:
      Basic                            22,922   19,725      22,723      19,541
                                       ======   ======      ======      ======
      Diluted                          22,922   19,725      22,723      19,541
                                       ======   ======      ======      ======


 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         (In Thousands)
                           (Unaudited)

                                                          Additional                   Total
                             Preferred   Common  Treasury   Paid-In  Accumulated      Unearned   Shareholders'
                               Stock     Stock    Stock     Capital     Deficit    Compensation     Equity
                             ---------   ------  --------  --------- -----------   -------------  -----------
Balance, December 31, 1997     $1,196    $ 217    $   (1)   $298,588   $(247,154)    $ (12,021)   $ 40,825
    Net loss                       --      --       --           --       (5,398)           --     (5,398)
    Dividends                      --      --       --           --       (7,359)           --     (7,359)
    Preferred shares issued        53      --       --        4,640           --            --      4,693
    Preferred shares converted
       to common shares           (23)      6       --           17           --            --         --
    Common shares issued           --       1       --          219           --            --        220
    Exercise of stock purchase
       warrants                    --       6       --        1,203           --            --      1,209
    Amortization of unearned
       compensation                --      --       --           --           --           479        479
    Earned compensation -
        stock options              --      --       --          619           --            --        619
                                -----    ----     ----      -------     --------       -------     ------
Balance, September 30, 1998    $1,226   $ 230    $  (1)    $305,286   $ (259,911)     $(11,542)   $35,288
                                =====    ====     ====      =======      =======        ======


 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Thousands of Dollars)

                                                            Nine Months Ended
                                                               September 30
                                                            -----------------
                                                             1998       1997
                                                             ----       ----
                                                                (Unaudited)
Cash flows from operating activities:
    Net loss                                             $ (5,398)   $ (2,843)
                                                            ------     ------
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation, depletion and amortization                78        104
        Amortization of discount on senior secured notes     1,610         --
        Stock compensation programs                          1,490         --
        Stock issued for outside professional services         223         --
   Change in assets and liabilities:
             Accounts receivable                               (83)      (140)
             Refundable deposits                             1,200         --
             Accounts payable and accrued costs               (350)     1,166
             Accrued interest                                2,813      5,480
             Other, net                                       (268)      (160)
                                                            ------     ------
                  Total adjustments                          6,713      6,450
                                                            ------     ------
                  Net cash provided by operating
                    activities                               1,315      3,607
                                                            ------     ------
Cash flows from investing activities:
   Change in cash held in escrow (restricted)               5,013    (75,000)
   Note receivable                                           (362)        --
   Capital expenditures                                   (23,578)   (13,279)
   Investments                                               (607)      (418)
   Proceeds from sale of assets                                 3        759
                                                           ------     ------
                 Net cash used in investing activities    (19,531)   (87,938)
                                                           ------     ------
Cash flows from financing activities:
   Proceeds from sales of common stock                         --        732
   Proceeds from senior secured notes                          --     75,000
   Proceeds from loans                                         --      6,316
   Proceeds from issuance of preferred stock                   --     25,000
   Proceeds from exercise of common stock
     warrants and options                                   1,209      1,184
   Payment of long-term debt                                 (450)    (9,455)
   Payment of note payable                                     --     (3,100)
   Issuance of note receivable                                 --       (100)
   Stock/note issuance costs and other                        (93)    (9,014)
                                                           ------     ------
                 Net cash provided by financing
                   activities                                 666     86,563
                                                           ------     ------
Net increase (decrease) in cash and cash equivalents      (17,550)     2,232
Cash and cash equivalents at beginning of period           21,952        113
                                                           ------     ------
Cash and cash equivalents at end of period              $   4,402   $  2,345
                                                          =======     ======

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1998

 (1)     Basis of Presentation

     The consolidated financial statements at September 30, 1998, and for the three months and nine months then ended have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations. The Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of XCL Ltd. and subsidiaries as of September 30, 1998, and December 31, 1997, and the results of their operations for the three months and nine months ended September 30, 1998 and 1997, have been included. Certain reclassifications have been made to prior period financial statements to conform to current year presentation. These reclassifications had no effect on net loss or shareholders equity. The results of the Company's operations for such interim periods are not necessarily indicative of the results for the full year.

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

      As of September 30, 1998, the Company had an operating cash balance of $4.4 million and $5.3 million in a restricted escrow account for payment of interest on the outstanding senior secured notes through November 1, 1998. These cash balances are not sufficient to cover the Company's working capital requirements and capital expenditure obligations on the Zhao Dong and Zhang Dong Blocks during the remainder of 1998 through 1999. However, the Company believes that it will be able to obtain the funds necessary to cover its working capital and capital expenditure requirements.

       Potential sources of funds include the sale and/or refinancing of domestic oil and gas properties held for sale or investment in land, project financing, increasing the amount of senior secured notes, supplier financing, additional equity, including the exercise of currently outstanding warrants to buy common stock and joint ventures with other oil companies.
Additionally, the Company has acquired interests in additional oil and gas exploration and development blocks in China, on which successful exploration wells have been drilled by the Chinese, which could enhance the Company's ability to timely obtain adequate funds for its obligations in China. Based on continuing discussions with major stockholders, investment bankers, potential purchasers and other oil companies, the Company believes that such required funds will be available. However, there is no assurance such funds will be available and, if available, on commercially reasonable terms. Any new debt could require approval of the holders of the Company's senior secured notes and there is no assurance that such approval could be obtained.

     If funds for the purposes described above are not available, the Company may be required substantially to curtail its operations or to sell or surrender all or part of its interests in China in order to meet its obligations and continue as a going concern.

      The Company is the operator of the Zhang Dong Block and, as such, is required to cover the costs of initial appraisal drilling, upgrading production facilities and additional studies of seismic data. The contract commits the Company to drill at least one well during the first year. Under the contract, the Company is entitled to 49% of the production. The Company estimates that its minimum capital requirements over the next year to satisfy the terms of the Zhang Dong contract are approximately $8 million. Funds are expected to come from the previously mentioned sources.

      The Company is not obligated to make any additional capital payments to its lubricating oil and coalbed methane projects. The Company believes that both the lubricating oil and coalbed methane projects will be successful and grow. If successful, the Company may make additional investments in these businesses, the timing and amount of which are unknown at this time.

 (3)     Supplemental Cash Flow Information

      There were no income taxes paid during the nine month periods ended September 30, 1998 and 1997.

      Capitalized interest for the three and nine months ended September 30, 1998 was $3.3 million and $8.8 million, respectively, as compared to $3.6 million and $6.2 million, respectively, for the same period in 1997. Interest paid during the three and nine months ended September 30, 1998 amounted to $37,000 and $5.8 million, respectively, as compared to $0.1 million and $0.3 million, respectively, for the same periods in 1997.

     On November 2, 1998, $5.4 million was paid to the holders of the Notes with respect to interest on the Senior Secured Notes for the interest period of May 1, 1998 through November 1, 1998.

 (4)     Debt

Long-term debt consists of the following (000's):


                                           September 30     December 31
                                               1998              1997
                                           ------------     ------------
Senior secured notes, net of
  unamortized discount of $12,080
  and $13,690, respectively                  $ 62,920       $ 61,310

Lutcher Moore Group Limited Recourse Debt       2,074          2,524
                                               ------         ------
                                               64,994         63,834
Less current maturities:
    Lutcher Moore Group Limited Recourse Debt  (2,074)        (2,524)
                                               ------         ------
                                             $ 62,920       $ 61,310
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

(6)     Preferred Stock and Common Stock

      As of September 30, 1998, the Company had the following shares of Preferred Stock issued and outstanding:

                                              1998 Dividends (In Thousands)
                                 Liquidation  -----------------------------
                       Shares        Value     Declared   Accrued   Total
                       ------    ------------  ---------  -------   -----
   Amended Series A   1,177,195 $ 100,061,575    $ 3,282  $ 3,961  $ 7,243
   Amended Series B      48,545     4,854,500         --      116      116
                      ---------   -----------      -----    -----    -----
                      1,225,740 $ 104,916,075    $ 3,282  $ 4,077  $ 7,359
                      =========   ===========      =====    =====    =====

Preferred Stock
---------------

      On  November 2, 1998, the Company issued 54,713  shares  of
Amended Series A Preferred Stock in payment of dividends.

Common Stock
------------

      During the three months ended September 30, 1998, the Company agreed to issue an aggregate of 416,637 shares of Common Stock, of which 65,622 shares were in respect of a $222,500 obligation, pursuant to the terms of an October 1, 1997 agreement between the Company and one of its consultants, and 351,015 shares to be issued in connection with the exercise of stock purchase warrants with the Company receiving approximately $877,537.

Loss Per Share
--------------

      The following table sets forth the computation of basic and diluted loss per common share (as adjusted for a one-for-fifteen reverse stock split effected December 17, 1997).

              (In thousands, except per share data)

                                   Three Months Ended     Nine Months Ended
                                      September  30,         September 30,
                                   __________________     _________________
                                     1998       1997       1998        1997
Weighted average number of common
shares outstanding (basic):         22,922     19,725     22,723     19,541

Weighted average number of common
shares outstanding (diluted):       22,922     19,725     22,723     19,541

Net loss attributable to
  common stock                    $(3,758)    $(2,121)  $(12,757)   $(7,863)

Basic loss per share              $  (.16)    $  (.11)  $   (.56)   $  (.40)
Diluted loss per share            $  (.16)    $  (.11)  $   (.56)   $  (.40)

      The effect of 35,273,606 and 24,276,261 shares of potential
common  stock  were  anti-dilutive  in  the  nine  months   ended
September 30, 1998 and 1997, respectively, due to the losses in both periods.

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

     o    The Company, through its wholly owned subsidiary XCL-
          Cathay Ltd., acquired the rights to appraisal, development and production of the Zhang Dong Block, in the Bohai Bay shallow water sea area, by executing a Petroleum Contract (the "Contract") with China National Petroleum Corporation ("CNPC") in August 1998. The Company is the Contractor. The Contractor shall pay all appraisal costs. If CNPC exercises its option to participate in the development of the field, all development and operating costs and related oil and gas production will be shared up to 51 percent by CNODC and the remainder by the Company.

          The  Contract is basically divided into three  periods:
          the Appraisal period, the Development period and the Production period. Work to be performed and expenditures to be incurred during the Appraisal period, which consists of three phases totaling five years from October 1, 1998, are the exclusive responsibility of the Company. The Contractor's obligations in the three appraisal phases are as follows:

          1. During the first year, the Contractor is required to drill one appraisal well, perform seismic data processing, upgrade the artificial island and causeway, and expend a minimum of $4 million.

          2. During the next two years, the Contractor is required to drill two appraisal wells, make additional improvements to the artificial island if Contractor elects to drill from such facility, re-evaluate a minimum of three existing wellbores, formulate a development program for any field determined to be commercial, and expend a minimum of $6 million.

          4. During the last two years, the Contractor is required to drill two appraisal wells and expend a minimum of $6 million.

          4.      The  Production Period for any oil  and/or  gas
               field   covered  by  the  Agreement  will  be   20
               consecutive years (each of 12 months), commencing for each such field on the date of commencement of commercial production (as determined under the terms of the Contract). However, prior to the Production Period, and during the Development Period, oil and/or gas may be produced and sold during a long-term testing period.

          The Contract may be terminated by the Contractor at the end of either the first or second phase of the Appraisal period, without further obligation.

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

     o In connection with the Lutcher Moore Tract, payments of principal and interest on the Seller Notes were past due and in July 1997, certain of the sellers demanded payment. The maturity dates have been extended and the notes renewed until November 1999.

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

(8)     XCL-China Ltd.

      The  following summary financial information  of  XCL-China
Ltd., a wholly owned subsidiary, reflects its financial position and its results of operations for the periods presented (in thousands of dollars):

                                            September 30,     December 31,
                                                 1998             1997
                                             -----------      ------------
                    A S S E T S
                    -----------
Current assets                                  $    219       $   103
Oil and gas properties (full cost method):
     Proved undeveloped properties,
       not being amortized                        30,617        21,172
     Unevaluated properties                       48,256        33,132
                                                  ------        ------
                                                  78,873        54,304
                                                  ------        ------
Other assets                                         683           834
                                                  ------        ------
                                                $ 79,775      $ 55,241
                                                  ======        ======

L I A B I L I T I E S  A N D  A C C U M U L A T E D  D E F I C I T
------------------------------------------------------------------

Total current liabilities                       $  6,343      $  4,788
Due to parent                                     76,062        52,383
Accumulated deficit                               (2,630)       (1,930)
                                                  ------        ------
                                               $  79,775      $ 55,241
                                                  ======        ======

                                    Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                     1998       1997        1998       1997

Costs and operating expenses       $    82     $   235    $  700     $  834
                                     -----       -----      ----       ----
Net loss                           $   (82)    $  (235)   $ (700)    $ (834)
                                     =====       =====      ====       ====

                    XCL LTD. AND SUBSIDIARIES

                       September 30, 1998


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

Liquidity, Capital Resources and Management's Plans
---------------------------------------------------

      Background
      ----------

      The Company's management decided in the fourth quarter of 1995 to focus on the Company's operations in China and to sell its other assets. The excellent well test results on the Zhao Dong Block and the Company's reserve assessments support this decision. The Company has focused on (i) raising funds to meet capital requirements for Chinese operations, (ii) selling its other properties and (iii) simplifying its capital structure to make it easier to raise capital. The Company intends to continue these activities and to work with Apache and CNODC to refine the ODP to reduce expenditures and accelerate production. The Company's only historic revenues have been from the Company's financing activities and from properties previously sold and those currently held for sale or investment. The Company is in the development stage with respect to its operations in China and has not generated any revenues from operations related to its properties and interests in China.

      The Company has made significant capital expenditures since acquiring its interest in the Zhao Dong Block in 1992. Despite incurring losses since 1992, the Company, because of the high quality of the Zhao Dong Block, has been able to obtain all required funds for the exploration and development of the Zhao Dong Block.

      On August 20, 1998, the Company entered into a production sharing contract with CNODC for the 12,000-acre Zhang Dong Block and on September 15, 1998, the contract was approved by the Ministry of Foreign Trade and Economic Cooperation of China, effective October 1, 1998.

      Liquidity and Capital Resources
      -------------------------------

      The Company offered and sold $75 million of Notes and $25 million of equity on May 20, 1997. During 1997 such funds were used to pay costs of the offering, the Company's 1997 exploration and development costs and $38 million of debt. At September 30, 1998, the Company had an unrestricted operating cash balance of $4.4 million and restricted cash held in escrow for the payment of interest on the Notes of $5.3 million. The Company had net working capital deficit of $6.9 million. These cash balances are not sufficient to cover the Company's working capital requirements and capital expenditure obligations on the Zhao Dong and Zhang Dong Blocks during the remainder of 1998 and through 1999.

      As a result of the Company's decision to focus on China and sell its U.S. assets, the Company presently has no source of material revenues. The Company incurred a loss for fiscal 1997 of $14.0 million and expects to incur a loss in 1998 as well because production and related cash flow from the Zhao Dong and Zhang Dong Blocks are not expected until 1999. For the nine months ended September 30, 1998, the Company had a net loss of $5.4 million.

      Management's Plan
      -----------------

     The Company's unrestricted cash will be required for working capital and exploration, development and production expenditures on the Zhao Dong and Zhang Dong Blocks.

     With respect to the Zhao Dong Block, CNODC has given written notice that it will participate as to its full 51% share of the C-D Field and has urged that production begin as soon as reasonably
practicable.   Except  for  certain exploratory  wells  on  which
Apache has an obligation to pay for the Company's costs, the Company is required to fund 50% of all exploration expenditures
and  24.5%  of all development and production expenditures.   The
Company   estimates   that  its  share  of   actual   development
expenditures for the C-D Field for the remainder of 1998 will be approximately $2.0 million. The Company estimates that its share of unpaid exploration expenses for the remainder of 1998 will be approximately $5.0 million. The Company estimates that its share of development expenses for 1999 will be approximately $22 million. The Company estimates its share of exploration expenses of the remaining two obligatory wells to be drilled in 1999 is approximately $6.0 million. The Company anticipates that in addition to the two obligatory exploration wells to be drilled in 1999, additional exploration wells may be drilled during 1999. The Company presently projects and plans that these funds will be available from the sale or refinancing of domestic oil and gas properties held for sale and/or investment in land, project
financing,  increasing  the  amount  of  senior  secured   notes,
supplier financing, additional equity, including the exercise  of
currently  outstanding  warrants  to  buy  common  stock,   joint
ventures  with other oil companies and proceeds from  production.
Based   on   continuing  discussions  with  major   stockholders,
investment bankers, potential purchasers and other oil companies, the Company believes that such required funds will be available. However, there is no assurance that such funds will be available
and,  if  available, on commercially reasonable terms.   Any  new
debt could require approval of the holders of the Company's Notes and there is no assurance that such approval could be obtained.

      Due to the successful results of the D-3 and C-4 Wells, the 1998 work program and budget exceed the Company's initial preliminary projections earlier in 1997. This results from the necessity of drilling at least one appraisal well offsetting the C-4 exploratory well and the decision to extend the Contract into its third exploratory period because of the successful drilling of the D-3 and C-4 wells. XCL, Apache, and CNODC are working together to reduce capital costs for the Zhao Dong Block and to facilitate the commencement of production from the C-4 Well area into the first half of 1999. This work has already resulted in reductions of estimated capital costs of approximately $35 million based on a change in the conceptual design, and a determination that it is possible to commence production from the C-4 well area in the first half of 1999. It is the Company's understanding that the Company, Apache and CNODC have now all agreed to make every effort to achieve initial production in the first half of 1999. The $28 million estimated to be necessary for exploration and development in 1999 does not include the entire cost of accelerating production from the C-4 Well area into the first part of 1999. The Company estimates this would require additional expenditures of approximately $960,000, which the Company believes it can obtain from the sources described above.

      The Company is the operator of the Zhang Dong Block and, as such, is required to cover the costs of initial appraisal drilling, upgrading production facilities and additional studies of seismic data. The contract commits the Company to drill at least one well during the first year. Under the contract, the Company is entitled to 49% of the production. The Company estimates that its minimum capital requirements over the next year to satisfy the terms of the Zhang Dong contract are approximately $8 million. Funds are expected to come from the previously mentioned sources.

     Longer term liquidity is dependent upon the Company's future performance, including commencement of production in China, as well as continued access to capital markets. In addition, the Company's efforts to secure additional financing could be impaired if its Common Stock is delisted from the AMEX.

     If funds for the purposes described above are not available, the Company may be required substantially to curtail its operations or to sell or surrender all or part of its interest in the Zhao Dong or the Zhang Dong Blocks and/or its other interests in China in order to meet its obligations and continue as a going concern.

      The Company is not obligated to make any additional capital payments to its lubricating oil and coalbed methane projects. The Company is in discussions with the Chinese about expansion of their lube oil venture. If these discussions are successfully concluded, additional capital investments will be required by the Company; however, at this time it is not known what the extent or timing for such investments might be. Similarly, if the
Company's coalbed methane project becomes active and is successful, the Company may make additional investments in that business. Again, the extent and timing of such investment, if any, is unknown at this time.

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

Results of Operations
---------------------

      During the three and nine month periods ended September 30, 1998, the Company incurred net losses of $1.3 million and $5.4 million, respectively, as compared to net losses of $0.4 million and $2.8 million, respectively, during the corresponding periods in 1997.

      Revenues and operating expenses associated with oil and gas
properties   held   for   sale  have  become   insignificant   and
accordingly, are recorded in other costs and operating expenses in the accompanying consolidated statements of operations.

     Interest expense increased in the third quarter of 1998, as compared to the corresponding period in 1997, because of increased debt and interest rates. Also included in interest expense was amortization of warrant costs and debt issue costs on the senior secured notes issued in May 1997. Interest capitalized for the comparable periods in 1998 and 1997 increased because the oil and gas property base was larger, thus, reducing interest expense, net of amounts capitalized, for the periods.

      Interest income was $0.9 million for the nine months ended September 30, 1998, as compared to $1.6 million for the same period in 1997. The reason for this decrease was due to the use of deposited funds raised in the May 1997 debt and equity offerings, which funds were released from escrow in October 1997.

      Preferred stock dividends were $7.4 million for the nine months ended September 30, 1998, as compared to $5.0 million for the same period in 1997. The increase is a result of the issuance of additional shares in the equity offering concluded in May 1997. These dividends are required to be paid in additional shares of preferred stock for the first three years.

       As the Company continues to focus its resources on exploration and development of the Zhao Dong and Zhang Dong Blocks future oil and gas revenues will initially be directly related to the degree of drilling success experienced on the Zhao Dong and Zhang Dong Blocks. The Company does not anticipate significant increases in its oil and gas production in the short-term and expects to incur operating losses until such time as sufficient revenues from the China projects are realized which exceed operating costs.

      General  and administrative expenses were $2.0 million  and
$4.9 million for the three and nine months ended September 30, 1998, as compared to $0.9 million and $2.5 million during the same period in 1997. The increase of $2.4 million during the nine months ended September 30, 1998, compared to the same period in 1997 was the result of increases in non-cash compensation charges related to stock and appreciation options of $1.5 million (approved by shareholders in December 1997), $0.4 million in legal and professional fees, $0.2 million in public company expenses, $0.1 million in office expenses and $0.2 million in travel and entertainment. Legal and profession fees increased because of additional services required and public company expenses associated with holding two shareholder meetings. Office expenses increased because of the opening of the Houston, Texas and Beijing, China offices. Travel and entertainment increased as a result of increased activity in China.

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

Subsequent Events
-----------------

      On November 6, 1998, the Company, through its wholly owned subsidiary, XCL Land, Ltd,, issued an aggregate of 15 units, each unit comprised of a secured note and warrants to purchase 21,705 shares of Common Stock of the Company in a short term financing with three lenders. The lenders were granted a security interest in the partnership interests of XCL Land Ltd. and The Exploration Company of Louisiana, Inc., in L.M. Holding Associates, L.P., the owner of the Lutcher Moor Tract. The notes bear interest at 15% per annum and are payable in 90 days, with the option for two 90-day extensions, the second of which must be approved by the lenders. XCL Land Ltd. received $1.5 million in proceeds, of which $0.7 million was used to pay outstanding indebtedness associated with the Lutcher Moore Tract and the remaining $0.8 million paid as a dividend to the Company.

Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk.

     The Company had no interest in investments subject to market risk during the period covered by this report.

                    XCL LTD. AND SUBSIDIARIES

                       September 30, 1998

                   PART II - OTHER INFORMATION


Item 1.          Legal Proceedings

      On January 24, 1997, a subsidiary of the Company filed an action captioned L.M. Holding Associates, L.P. v. LaRoche Chemicals, Inc. (23rd Judicial District Court, St. James Parish, Louisiana, No. 24, 338, Section A). The lawsuit claims that LaRoche failed to properly maintain its 8" brine line that runs 10 miles across the subsidiary's property in St. James Parish, Louisiana, discharged brine from this line onto the subsidiary's property and no longer has the right to operate said line. In May 1998, the court issued a preliminary injunction enjoining LaRoche from discharging brine onto the subsidiary's property and enjoining LaRoche from continued operation of the 8" brine line without a scientific system for early detection of leaks and without periodic monitoring of the line. In September 1998, the court denied the Company's request for a preliminary injunction to prevent LaRoche from installing a new line on the property.
In October 1998, the Company was granted an injunction to prohibit LaRoche from conducting operations off the servitude. The Company is seeking damages and cancellation of LaRoche's right to operate the brine line. No trial date has been set. The Company intends to vigorously prosecute the lawsuit.

      Other than as disclosed in the Company's Annual Report on Form 10-K, as amended, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

Item 2(c).  Changes in Securities

o     In July 1997, the Company issued stock purchase warrants to
  a   consultant  to  acquire  35,000  shares  of  Common  Stock, exercisable at $3.75 per share, in connection with a consulting agreement dated June 30, 1998.

o In September 1998, the Company issued 351,015 stock purchase warrants to an institutional investor at an exercise price of $2.50 per share, pursuant to a Warrant Exchange Agreement dated September 16, 1998. Such warrants were immediately exercised and the Company received $877,538 in proceeds.

o On October 1, 1998, the Company issued 50,000 stock purchase warrants at an exercise price of $3.75 per share to a former officer of the Company.

o On November 6, 1998, the Company issued an aggregate of 325,575 stock purchase warrants at an exercise price of $3.50 per share, in connection with the placement of secured notes of XCL
  Land, Ltd., a wholly owned subsidiary of the Company.

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

Item 3.     Defaults Upon Senior Securities.

      The Company was not in default in payment of indebtedness nor in arrears in payment of dividends during the period covered by this report.

Item 4.      Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to a vote of holders of the Common Stock or Preferred Stock of the Company during the period covered by this report.

Item 5.     Other Information

      On November 4, 1998, the Company announced that following successful completion of the C-4-2 appraisal well on the Zhao Dong Block, production will begin in China early next year on both its Zhang Dong Block, on which the company is operator and a 49 percent owner, and its Zhao Dong Block, where it is a 24.5 percent owner and Apache Corporation is the operator. With the completion for production of the C-4-2 well, which tested 2,500 barrels of oil per day from one of six productive zones, XCL and its partners have drilled eight successful wells on the Zhao Dong Block with combined test rates, or indicated test rates, of approximately 55,000 barrels of oil per day.

Zhao Dong Block
----------------

On the Zhao Dong Block, the Joint Management Committee, consisting of representatives from Dagang Oilfield (Group) Ltd. (Dagang), China National Oil and Gas Exploration and Development Corporation (CNODC), XCL and Apache, has by a resolution adopted by all parties on October 28, 1998, agreed to commence production no later than March 15, 1999, on the C-4-2 well, and to start completion work for production on the C-4 well no later than April 1, 1999. This will allow production from these two wells during the second quarter of 1999.

The accelerated Zhao Dong production schedule is possible because of results from the drilling of the just-completed C-4-2 well. The C-4-2 well was drilled to a total true vertical depth of 9,184 feet (2,800 meters), and successfully appraised the C-4 discovery, which tested 15,359 barrels of oil per day and 10.7 million cubic feet of gas per day in October 1997. A new, deeper zone in the C-4-2, not encountered in the C-4 well, was drill stem tested and found productive in Permian-age sediments. This zone flowed up to 2,500 barrels of oil per day from the Shihezhi formation at 8,960 feet (2,732 meters) with 40-degree API gravity oil. Three zones in the Oligocene Shahejie Formation, which tested oil productive in the C-4 discovery well at a combined rate of 2,668 barrels of oil per day and 5 million cubic feet of gas per day, were also encountered in the C-4-2 well and are productive by log and core analysis. Several additional sands of Miocene and Pliocene ages, which were fault separated and wet in the C-4 well, are productive in the C-4-2 well by formation test and log and core analysis. The Miocene sands tested as high as 4,300 barrels of oil per day in other wells on the Zhao Dong Block, while Pliocene sands on the Zhao Dong Block tested as high as 1,400 barrels of oil per day. Test data from those same zones on the C and D Blocks confirm their productive capability in the C-4-2 well. The zones were not further tested in order to maintain the integrity of the casing and insure that the well could be completed for production.

In addition to starting production from the C-4 and C-4-2 wells, the possibility of beginning earlier production on the C-D Field using temporary facilities, before all permanent production facilities have been completed, is being reviewed.

Zhang Dong Block
----------------

After drilling seven wells on the Zhang Dong Block, Dagang projects proven oil reserves on the Block in excess of the proven reserves on the Zhao Dong Block. Dagang has already constructed extensive drilling and production facilities on the Block, allowing production to start as soon as wells are completed. XCL and Dagang, beginning next month, will re-enter and side track six existing wells and begin production. The company also plans, in 1999 working with Dagang, to drill two to three wells from the existing causeway, two wells from the existing artificial island, and one well from a jack-up drilling rig. It is planned that drilling on the artificial island will continue at the rate of at least six wells per year during 2000, 2001 and 2002. Each well will be put into production as it is completed, allowing production to steadily increase throughout the period. The Zhang Dong Block is the second production sharing contract awarded to XCL by CNODC by agreement dated August 20, 1998, effective October 1, 1998.

Marsden W. Miller, Jr., Chairman and Chief Executive Officer, stated, "During 1999, we will commence production and start recognizing the considerable value the company has in China. On the Zhao Dong Block, eight successful wells have been drilled with combined test rates, or indicated test rates, of approximately 55,000 barrels of oil per day. The eight wells successfully tested 19 separate sands with approximately 575 feet of maximum net pay in six separate geological zones, the Pliocene, Miocene, Oligocene, Cretaceous, Jurassic and Permian. Two additional wells were dry holes and another well was drilled but could not be evaluated or tested because of mechanical problems. On the Zhang Dong Block, a northwest extension of the Zhao Dong Block, Dagang has performed extensive 2-D and 3-D seismic which reveals the existence of a large geologic structure extending in depth from the shallowest through the deepest of the formations now proven productive on the Zhao Dong Block. Dagang, by drilling seven wells, primarily on the flanks of the structure, has tested the Oligocene zone. Seismic data indicate that all other geologic zones proven productive on the Zhao Dong Block are prospective on the Zhang Dong Block."

Item 6.     Exhibits and Reports on Form 8-K.

(a)     Exhibits required by Item 601 of Regulation S-K.

     See Index to Exhibits following signature page.

 (b)     Reports on Form 8-K

      A current report on Form 8-K was filed on August 21, 1998, to report that (1) the Company had begun drilling of the C-5 exploration well on the Zhao Dong Block, and (2) the execution of the Petroleum Contract by and between the Company's wholly owned subsidiary, XCL-Cathay Ltd. and China National Petroleum Corporation for appraisal and development of the Zhang Dong Block, Bohai Bay shallow water sea area.

     A current report on Form 8-K was filed on September 9, 1998, to report that the Company had begun drilling of the C-4-2 appraisal well on the Zhao Dong Block.

      A current report on Form 8-K was filed on September 28, 1998, to report that the Petroleum Contract for appraisal and development of the Zhang Dong Block had been approved by the Ministry of Foreign Trade and Economic Cooperation of The People's Republic of China on September 15, 1998, and would become effective on October 1, 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              XCL Ltd.

                              /s/ Marsden W. Miller, Jr.
                         By: _________________________________
                         Name:      Marsden W. Miller, Jr.
                         Title: Chairman, Chief Executive Officer and Principal Financial Officer


Date: November 16, 1998

                        INDEX TO EXHIBITS


(a)     Exhibits required by Item 601 of Regulation S-K.

2.0     Not applicable

3.1     Amended and Restated Certificate of Incorporation of the
     Company.  (S)(i)

3.2     Amended and Restated By-Laws of the Company.  (A)(i)

4.1     Forms of Common Stock Certificates.  (R)(i)

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

     Warrant Holder                             Warrants

     Opportunity Associates, L.P.                133,333
     Kayne Anderson Non-Traditional
        Investments, L.P.                        666,666
     Arbco Associates, L.P                       800,000
     Offense Group Associates, L.P.              333,333
     Foremost Insurance Company                  266,667
     Nobel Insurance Company                     133,333
     Evanston Insurance Company                  133,333
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

4.30 Form of Stock Purchase Agreement dated effective as of October 1, 1997, between the Company and William Wang, whereby the Company issued 800,000 shares of Common Stock to Mr. Wang, as partial compensation pursuant to a Consulting Agreement. (Q)(i)

4.31 Form of Stock Purchase Warrants dated effective as of February 20, 1997, issued to Mr. Patrick B. Collins with respect to 200,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $0.25 per share, issued as partial compensation pursuant to a Consulting Agreement. (Q)(ii)

4.32 Certificate of Amendment to the Certificate of Designation of Series F, Cumulative Convertible Preferred
     Stock dated January 6, 1998. (R)(ii)

4.33 Form of Stock Purchase Warrants dated January 16, 1998, issued to Arthur Rosenbloom (6,389), Abby Leigh (12,600) and Mitch Leigh (134,343) to purchase shares of Common Stock of the Company at an exercise price of $0.15 per share, on or before December 31, 2001. (R)(iii)

4.34     Certificate of Designation of Amended Series B,
     Cumulative Convertible Preferred Stock dated March 4, 1998.
     (R)(iv)

4.35     Correction to Certificate of Designation of Amended
     Series B, Cumulative Convertible Preferred Stock dated March
     5, 1998. (R)(v)

4.36     Second Correction to Certificate of Designation of
     Amended Series B Preferred Stock dated March 19, 1998.
     (R)(vi)

4.37     Form of Stock certificate representing shares of Amended
     Series B Preferred Stock. (S)(ii)

4.38 Form of Agreement dated March 3, 1998 between the Company and Arbco Associates, L.P., Kayne Anderson Non-Traditional Investments, L.P., Offense Group Associates, L.P. and Opportunity Associates, L.P. for the exchange of Series B Preferred Stock and associated warrants into Amended Series B Preferred Stock and warrants. (S)(iii)

4.39 Form of Stock Purchase Warrants dated March 3, 1998 between the Company and the following entities:

     Holder                                   Warrants

     Arbco Associates, L.P.                    85,107
      Kayne Anderson Non-Traditional
         Investments, L.P.                     79,787
      Offense Group Associates, L.P.           61,170
     Opportunity Associates, L.P.              23,936 (S)(iv)

4.40 Form of Stock Purchase Warrant dated effective as of June 30, 1998, issued to Mr. Patrick B. Collins with respect to 17,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $3.75 per share, issued as partial compensation pursuant to a Consulting Agreement.
     (V)(i)

4.41 Form of Warrant Exchange Agreement and Stock Purchase Warrant dated September 15, 1998 to purchase an aggregate of 351,015 shares of Common Stock at an exercise price of $2.50 per share, subject to adjustment, issued to Cumberland Partners in exchange for certain warrants held by Cumberland Partners. (V)(ii)

4.42 Form of Warrant Agreement dated October 1, 1998 to purchase 50,000 shares of Common Stock at an exercise price of $3.75 per share, subject to adjustment, issued to Steven
     B. Toon, a former officer of the Company. *

4.43 Form of a series of Stock Purchase Warrants dated November 6, 1998, issued as a part of a unit offered with secured Notes of XCL Land Ltd., exercisable at $3.50 per share on or before November 6, 2003, entitling the following holders to purchase up to an aggregate of 325,575 shares of Common Stock:

     Warrant Holder                    Warrants

     J. Edgar Monroe Foundation         21,705
     Estate of J. Edgar Monroe         151,935
     Construction Specialists, Inc.
        d/b/a Con-Spec, Inc.           151,935 *

10.1     Contract for Petroleum Exploration, Development and
     Production on Zhao Dong Block in Bohai Bay Shallow Water Sea
     Area of The People's Republic of China between China
     National Oil and Gas Exploration and Development Corporation and XCL-China Ltd., dated February 10, 1993. (B)

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

10.22     Form of Assignment and Sale between XCL Acquisitions,
     Inc. and purchasers of an interest in certain promissory notes held by XCL Acquisitions, Inc. as follows:

            Date               Purchaser            Principal Amount  Purchase Price

     November 19, 1996  Opportunity Associates, L.P.     $15,627.39     $ 12,499.98
     November 19, 1996  Kayne Anderson Non-Traditional
                          Investments, L.P.              $78,126.36     $ 62,499.98
     November 19, 1996  Offense Group Associates, L.P.   $39,063.18     $ 31,249.99
     November 19, 1996  Arbco Associates, L.P.           $93,743.14     $ 75,000.04
     November 19, 1996  Nobel Insurance Company          $15,627.39     $ 12,499.98
     November 19, 1996  Evanston Insurance  Company      $15,627.39     $ 12,499.98
     November 19, 1996  Topa Insurance Company           $23,435.79     $ 18,750.01
     November 19, 1996  Foremost Insurance Company       $31,249.48     $ 25,000.04
     February 10,  1997 Donald A. and Joanne R.
                          Westerberg                     $25,000.00     $ 28,100.00
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

10.24     Form of Act of Sale between the Company and The
     Schumacher Group of Louisiana, Inc. dated March 31, 1997, wherein the Company sold its office building. (N)(viii)

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

10.49 Form of Consulting Agreement dated June 15, 1998, between the Company and Mr. Patrick B. Collins, whereby Mr.
     Collins performs certain accounting advisory services.
     (V)(iii)

10.50 Amended and Restated Long Term Stock Incentive Plan effective June 1, 1997. (T)(i)

10.51     Form of Restricted Stock Award Agreement. (V)(iv)

10.52     Form of Nonqualified Stock Option Agreement. (V)(v)

10.53     Appreciation Option for M. W. Miller, Jr. (T)(ii)

10.54     Zhang Dong Petroleum  Sharing Contract. (V)(vi)

10.55 Form of a series of secured Notes dated November 6, 1998, between the Company and the following entities:

     Note Holder                            Principal Amount

     J. Edgar Monroe Foundation               $100,000
     Estate of J. Edgar Monroe                $700,000
     Construction Specialists, Inc.
       d/b/a Con-Spec, Inc.                   $700,000 *

10.56 Form of Subscription Agreement dated November 6, 1998, by and between XCL Land, Ltd., the Company and the subscribers of Units, each unit comprised of $100,000 in secured Notes and 21,705 warrants. *

10.57 Form of Security Agreement dated November 6, 1998, by and between XCL Land, Ltd. and holders of the secured Notes of XCL Land, Ltd. dated November 6, 1998. *

10.58 Form of Security Agreement dated November 6, 1998, by and between The Exploration Company of Louisiana, Inc. and holders of the secured Notes of XCL Land, Ltd. dated
     November 6, 1998. *

99.1     Reserve report dated January 1, 1998, prepared by H.J.
Gruy and Associates, Inc. (U)

99.2     Glossary *
_________________________
*Filed herewith.

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

(E)     Incorporated by reference to an Annual Report on Form 10-
     K for the fiscal year ended December 31, 1990, filed April
     1, 1991, where it appears as Exhibit 10.27.

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

(R) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1997, filed April 15, 1998, where it appears as (i) Exhibit 4.1; (ii) through (vi)
     Exhibits 4.32 through 4.36, respectively.

(S)     Incorporated by reference to Amendment No. 1 to Annual
     Report on Form 10-K for the year ended December 31, 1997, filed April 22, 1998, where it appears as (i) Exhibit 3.1;
     and (ii) through (iv) Exhibits 4.37 through 4.39, respectively.

(T)     Incorporated by reference to Proxy Statement dated
     November 20, 1997 filed November 6, 1997, where it appears as (i) Appendix C; and (ii) Appendix D, respectively.

(U)  Incorporated by reference to Amendment No. 2 to  the  Annual
     Report on Form 10-K for the year ended December 31, 1997, filed on October 23, 1998, where it appears as Exhibit 99.1.

(V) Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 filed on October 23, 1998, where it appears as: (i) and (ii) Exhibits 4.40 and 4.41, respectively; (iii) Exhibit 10.49; (iv) and (v) Exhibits 10.51 and 10.52, respectively; and (vi) Exhibit 10.54.