Form 10-K
period 1998-12-31
XCL LTD
filed 1999-04-15
CIK 720676

_________________________________________________________________

                  Securities and Exchange Commission
                      Washington, DC  20549
                   ___________________________
                            FORM 10-K

                   ___________________________
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998 or

     [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to  _________________

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the common stock held by non-affiliates of the registrant on March 31, 1999, was approximately
$32.7 million.

       23,377,941 shares of the registrant's Common Stock, $.01 par value, were outstanding on April 15, 1999.

               DOCUMENTS INCORPORATED BY REFERENCE
                              None
_________________________________________________________________

                        TABLE OF CONTENTS

                             PART I
                                                          Page
Item 1. and Item 2. Business and Properties                 3
   General                                                  3
   The Zhao Dong Block                                      4
   United/XCL Lube Oil Joint Venture                       12
   Coalbed Methane Project                                 12
   The Zhang Dong Block                                    12
   Domestic Properties                                     16
   Oil Reserves                                            16
   Production, Sales and Cost Data                         17
   Oil Acreage                                             18
   Drilling Activity                                       18
   Producing Well Data                                     18
   Title to Properties                                     18
   Markets                                                 19
   Competition                                             19
   Certain Risk Factors Relating to the Company and the
     Oil and Gas Industry                                  19
   Employees                                               26
Item 3. Legal Proceedings                                  26
Item 4. Submission of Matters to a Vote of
          Security Holders                                 27

                             PART II

Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                              28
Item 6.  Selected Financial Data                           29
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations              32
Item 7a Quantitative and Qualitative Disclosures About
          Market Risk                                      38
Item 8.  Financial Statements and Supplemental Data        38
             XCL Ltd. and Subsidiaries                     39
             XCL-China Ltd.                                69
Item 9.  Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure             82

                            PART III

Item 10.  Directors and Executive Officers of the
            Registrant                                     83
Item 11. Executive Compensation                            89
Item 12. Security Ownership of Certain Beneficial Owners
           and Management                                 100
Item 13. Certain Relationships and Related Transactions   102

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                            103
Other Matters                                             116
Signatures                                                117
Glossary of Terms                                         118

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

General
-------

      XCL Ltd. (together with its consolidated subsidiaries, the "Company" or "XCL") is engaged principally in the exploration for and the development and production of crude oil and natural gas in The People's Republic of China ("China"). Its exploration and development efforts are, at this time, focused primarily on the Zhao Dong and Zhang Dong Blocks in the shallow-water sea area of Bohai Bay in China. XCL's activities on the Zhao Dong Block have been undertaken pursuant to an exploration and production joint venture with China National Oil and Gas Exploration and Development Corporation ("CNODC"), a subsidiary of China National Petroleum Corporation ("CNPC"), one of the national oil companies of China. The Zhao Dong Block Production Sharing Contract became effective May 1, 1993. In March 1994, the Company farmed out a one-third interest in the Foreign Contractor's (as defined) interest, subsequently increased to 50%, to Apache Corporation ("Apache"). See "The Zhao Dong Block" commencing at page 4 for a description in greater detail of the Company's business and its interest in the Zhao Dong Block.

      Based on the initial success of its first project in China, the Company's growth strategy is to expand its participation in the Chinese energy industry by continuing to explore and develop the Zhao Dong Block and by selectively entering into additional energy related joint ventures. This strategy is the result of the Company's opinion that China has extensive undeveloped energy resources, is experiencing and will continue for the foreseeable future to experience high growth in demand for energy and has a policy of encouraging foreign participation in the development of its energy resources. The Company believes, as evidenced by its own experience in China, that Chinese policy offers opportunity for participation by independent oil and gas companies in the development of the Chinese energy business. Additionally, the Company believes, because of its early success in China, that it has an excellent relationship with the Chinese authorities in charge of the development of China's energy resources and that the Company can, therefore, be competitive in China.

      In furtherance of the Company's objective of expanding its involvement in the Chinese energy business and developing its relationships with the Chinese authorities responsible for the development of China's energy resources, on July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to engage in the manufacturing, distribution and marketing of lubricating oil in China and in southeast Asian markets. See "United/XCL Lube Oil Joint Venture" on page 12. The Company's required capital contribution to the joint venture has been made and the Company is not obligated to expend further amounts.
However, the Company believes, based on CNPC's plans for and strong support of the lubrication oil joint venture, that the joint venture business will grow and that the Company will make additional investments in the joint venture.

      On December 14, 1995, the Company signed a Memorandum of Understanding with the China National Administration of Coal Geology ("CNACG"), pursuant to which the parties began cooperative exploration and development of coalbed methane in two areas in China. See "Coalbed Methane Project" below.

      In August 1998 the Company, through its wholly owned subsidiary XCL-Cathay Ltd., signed a production sharing contract with CNODC for the 12,000-acre Zhang Dong Block that was approved during September 1998, effective October 1, 1998. See "The Zhang Dong Block" below for a description in greater detail of the Company's business and its interest in the Zhang Dong Block.

      Before 1993, the Company operated primarily onshore in the Gulf Coast area of the United States. Since it decided in late 1995 to focus on operations in China, the Company has sold or is in the process of selling its other assets. XCL Ltd., formerly The Exploration Company of Louisiana, Inc., was incorporated in Delaware in 1987. It is the successor to a Louisiana corporation of the same name, which was incorporated in 1981.

The Zhao Dong Block
-------------------

     Geology
     -------

     The Zhao Dong Block extends from the shoreline of the Dagang oil field complex on Bohai Bay to water depths of approximately 5 meters. It encompasses approximately 197 square km (roughly 50,000 gross acres). Geologic and geophysical data demonstrate that the Zhao Dong Block is a seaward extension of the Dagang oil field complex, which is one of China's largest.

      Tertiary formations constitute a major portion of the Zhao Dong Block's productive zones, its geology being in many respects similar to the U.S. Gulf Coast. Bohai Bay sediments are non-marine and oil prone. Seismic and subsurface data indicate a thick, structured sedimentary section in the contract area. Proximity to producing fields and highly productive test results from the wells that have been drilled suggest excellent source and reservoir rocks.

     Seismic
     -------

      From 1986 to 1988 shallow water and transition zone seismic crews acquired seismic data in and around the Zhao Dong Block. While the original processing of the data was fair in reflection continuity, the Company's initial evaluation involved reprocessing 721 km of 2D data, resulting in dramatic improvement for both structural and stratigraphic interpretation. This reprocessing, plus the acquisition of 390 km of new seismic data (outlined below), make available a current total of 1,111 km of 2D seismic data in and around the Zhao Dong Block.

      From  1993  through 1995 the Company acquired an additional
390 km of 2D seismic data shot by Dagang Geophysical, a Chinese firm, all of which assisted the Company in assessing the Zhao
Dong Block's potential.

      A 1997 3-D seismic program was designed to delineate development well locations in the C-D Field and to better define exploration prospects on the remainder of the Zhao Dong Block. The program covered approximately 100 square km and cost approximately $4.7 million; the Company's share was approximately $2.3 million. In 1998 additional 3-D seismic data designed to better define exploration prospects was acquired over most of the rest of the Zhao Dong Block. This 1998 program covered approximately 110 square km and cost approximately $5.9 million; the Company's share was approximately $3.0 million.

     Drilling Results
     ----------------

      Mapping of seismic events on shallow, medium, and deep reflections delineated possibly productive lead areas. Subsequent exploratory drilling resulted in three successful discoveries along the Zhao Bei fault system. Appraisal tests have structurally and stratigraphically delineated a portion of the aerial extent of both the "C" and the "D" segments of the C-D Field and the C-4 Field. Hydrocarbons have been found in the Lower Minghuazhen (Pliocene), the Guantao (Miocene), the Shahejie (Oligocene), the Cretaceous, the Jurassic and the Permian formations. A total of 21 sands have been found productive, with a total thickness of approximately 970 feet. Combined test rates and indicated test rates (based solely on log and core analyses on comparable zones) have a cumulative total of approximately 55,000 barrels of oil per day.

      The Company's drilling programs, year by year, have been as follows:

     1994 Drilling
     -------------

           Zhao Dong C-1. The first of three Phase 1 exploratory wells, C-1 was spudded in April 1994, and drilled to a depth of 9,843 feet. Oil was tested in two Pliocene sands of the Lower Minghuazhen Formation, from perforations shot between 4,278 and 4,462 feet, and yielded a combined test rate of 2,160 BOPD with no water. Total net pay for the zones tested was 97 feet.

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

            Zhao Dong D-1. Designed to test the Ordovician Carbonate section, the D-1 exploratory well reached a depth of 8,784 feet in June 1995. Although no hydrocarbon potential was found in the Ordovician Carbonates, oil was found in the Lower Minghuazhen, proving this shallower section to be productive upthrown to the Zhao Bei fault system. Drill-stem testing, with perforations at 4,185 to 4,205 feet, confirmed hydrocarbons with an initial rate of 1,330 BOPD. The net pay for this zone was 20 feet.

           Although the D-1 was designed primarily to test deeper Paleozoic objectives, from 3,523 to 6,268 feet it yielded another 15 sands ranging in age from Pliocene Minghuazhen to Permian with hydrocarbon shows in mud logs and/or sidewall cores. One Permian sand tested water with a trace of 30 gravity oil; one Minghuazhen sand tested water with 2% oil.

            Located on the eastern edge of the C-D structural complex, the D-1 was not optimally placed to explore the shallower hydrocarbon-containing sands. But the fact that it tested 1,330 BOPD from one sand, tested water with smaller amounts of oil from two other sands, and had shows in numerous additional sands, suggests proximity to the limits of a significant oil accumulation. Accordingly, the D-2 well, discussed under 1996 Drilling, below, was designed to appraise the D-1 discovery at a higher structural position. See also the discussion, immediately below, of a parallel relationship between and among the C-3, C-2, and C-1 wells.

           Zhao Dong C-3. Although scheduled to be drilled to 5,004 feet, this appraisal well, drilled in July 1995, reached a total depth of 6,773 feet. Analysis of geological information during drilling had shown that the C-3 was structurally higher than both the C-1 and C-2, and so drilling continued to test the Shahejie Formation. Eight different sands had drill-stem tests; seven were found to be productive, as compared to only three and two for the C-2 and C-1, respectively. (The C-1 and C-2 did however have oil shows in several sands found to be productive in the C-3.) Cumulative rate potential was 5,830 BOPD and 460 Mcfpd, including one Shahejie sand that tested oil at 1,356 BOPD until water production began. (Initial analysis indicates the water was produced due to pressure drawdown during testing.) Total net pay for the zones tested was 143 feet.

          The C-3 thus demonstrated that Shahejie Formation sands are oil productive with significant appraisal and exploration potential, both in the C-D Field and over much of the as yet undrilled portion of the Zhao Dong Block. Initial seismic stratigraphic analysis indicates additional lacustrine fan systems could be present downdip.

     1996 Drilling
     -------------

           Zhao  Dong  D-2.  Spudded in November  1996,  the  D-2
     appraisal well was designed to test the Minghuazhen (Pliocene) and Guantao (Miocene) sands upthrown to the Zhao Bei fault system, as well as the Shahejie (Oligocene) Formation downthrown to a bifurcated fault of the same fault system. It was drilled to a measured depth of 7,501 feet (6,180 feet true vertical depth), on an upthrown fault closure approximately 1.5 km west of and structurally higher than the D-1 discovery well.

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

           Zhao Dong D-3. The second appraisal well for the D-1 discovery, located approximately 1 km north of the D-1, the D-3 was spudded in June 1997 and drilled to a depth of 5,740 feet. No drill-stem tests were performed (since the data collected were sufficient to confirm the productive nature of the reservoirs and since the rig was needed to drill the C-4 well), using wireline tools, oil was recovered from several sands, most of which had tested oil in the D-2 and D-1 wells, as well as from three new productive sands for the "D" segment. Total net pay for the productive zone was 89 feet. The D-3 well thus solidified the structural interpre-tation and confirmed productive areas.

         Zhao Dong C-4. An exploratory well designed to test Pre-Tertiary and Shahejie Formations, the C-4 was spudded in July 1997, on a separate structure approximately 2 km northeast of the C-1, and was drilled to a depth of 8,993 feet. Eight zones tested at a combined rate of 15,349 BOPD, 6,107 Mcfpd of gas, and 14 barrels of condensate per day. Total net pay for the zones tested was 209 feet.

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

     1998 Drilling
     -------------

          Zhao Dong C-4-2. An appraisal well for the C-4 (the C-4-2), located approximately 1.3 km south of the C-4, was spudded in August 1998. The C-4-2 well was drilled to delineate the size of the reservoir encountered in the C-4
     well.   The  well  was drilled to a true vertical  depth  of
     9,184   feet  and  successfully  appraised  the  C-4   well,
     confirming reserves in the Oligocene Shahejie Formation that were productive in the C-4-2 well. Several additional sands of Miocene and Pliocene ages (which were fault separated and wet in the C-4 well) are productive in the C-4-2 well as determined by formation tests, logs and core analysis. A new deeper zone not encountered in the C-4 well was drill stem tested and found productive in Permian age sediments. This zone flowed up to 2,500 barrels of oil per day. The estimated total net pay was 122 feet.

            Zhao  Dong  C-5.   Also  in  August  1998,  the   C-5
     exploration well located approximately 3 km southwest of the D-2 well commenced drilling. The C-5 well was drilled to a depth of 7,646 feet. No commercial oil and gas was encountered and the well was plugged and abandoned.

     Exploration Potential
     ---------------------

      Reconnaissance 2D seismic surveys on the Zhao Dong Block have led the Company's independent petroleum engineers to identify, in addition to the C-D Field and the C-4 discovery, twenty-six prospective areas with exploratory potential. 3D seismic data over most of these prospective areas has been shot and interpreted and the potential reserves are being evaluated.

     Future Drilling Plans
     ---------------------

      Two additional wells are required by the Contract to be drilled prior to the end of the Exploration Period (which expires April 30, 2000). The Company anticipates that at least one of these wells will be drilled in 1999. If the exploratory well is successful, an appraisal well may also be drilled in 1999.

     Development Program
     -------------------

      Zhao Dong Block. The C-D Field was discovered by the drilling of the C-1 and D-1 wells. The Field has been appraised by the C-2, C-2-2, C-2-2 sidetrack, C-3, D-2, and D-3 wells. Apache, XCL and CNODC have prepared an Overall Development Plan ("ODP") for the Field. The ODP initially projected the drilling of 45 wells, of which 28 were to be producers, 11 were to be water injection wells for the purpose of reservoir pressure maintenance to achieve higher levels of recovery of ultimate reserves and 6 were to be water source wells. The ODP has been approved by the Joint Management Committee ("JMC"), which oversees operations on the Zhao Dong Block, and has been approved by CNPC subject to certain substantial modifications as to which XCL and Apache are seeking approvals through an existing agreement between CNODC, Apache and XCL that provided for changes being made. CNODC has given notice that it will participate as to its full 51% share in the C-D Field.

      Since the approval of the ODP, XCL, Apache and CNODC have and are continuing to collaborate on engineering studies to refine the ODP. Based on such refinements, the parties expect to reduce capital commitments for development by 18.5 percent, reduce operating costs from $265 million to $180 million, and to begin production before all development operations have been completed. The current schedule adopted by the JMC contemplates that initial production from the C-D Field will commence in late 2000 or early 2001. Commencement of production from other wells drilled on the Zhao Dong Block on a more accelerated schedule is being explored by XCL. The revised ODP is phase one of a two-phase development program designed to develop the C-D Field reserves.

      Apache's and XCL's current phase one estimate of the costs remaining to be expended to develop the reserves in the C-D Field that are identified in the ODP by Apache (the "Operator") is approximately $136 million (of which XCL's share would be approximately $33.4 million). This estimate will continue to be revised as the project moves forward. This estimate of remaining costs is substantially less than amounts projected by the Operator in the original ODP for several reasons. Cost reductions are expected based on design changes to the ODP that would eliminate one drilling platform, one production platform, one production train and a barge loading facility from the ODP and reduce the number of wells to be drilled from 45 to 25. While formal Chinese approval for these changes has not yet been obtained, all parties believe that such approval can be secured through the JMC. Further, cost reductions are expected as a result of preliminary bids that suggest that cost estimates in the ODP have been too high. In addition, the initial ODP included estimates of contingencies larger than the industry standard. Cost reductions from the Operator's projections are also based on the assumption that the current weakness of certain Asian currencies could result in reductions in the costs of steel and fabrication for the project. Finally, the current slowdown in the oil industry may result in reduced drilling costs.

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

      Phase two anticipates drilling an additional 12 wells for a total cost of $26 million (of which XCL's share would be approximately $6.4 million).

            Production tests of the C-4 well, the initial exploration well in the C-4 area, were announced by XCL on
October 7, 1997. The C-4 well tested at a combined daily rate from 8 zones of 15,359 barrels of oil per day, and 6,107 Mcf of gas, plus a ninth zone daily rate of 4,600 Mcf and 14 barrels of condensate. This well was a new field discovery on the Zhao Dong Block. In November 1998, CNODC, XCL, and Apache concluded the drilling of the C-4-2 appraisal well that successfully appraised the C-4 well in the Oligocene Shahejie Formation, found additional production in the Miocene and Pliocene age sections that are productive elsewhere on the Zhao Dong Block and discovered a new, deeper Permian age zone. XCL is exploring the possibility of commencing early production from the C-4 area in 1999 (although there is no assurance that this will be possible). The capital costs attributable to such early production are not included in the cost estimates described above. It is now anticipated that permanent production from the C-4 area will utilize the production facilities constructed in the C-D Field. This will substantially reduce capital and operating costs required for development and production of the C-4 area.


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

       The work under the Contract is divided into three categories, Exploration, Development and Production. Exploration, Development and Production operations can occur concurrently on different areas of the Zhao Dong Block. The
Contract is not to continue beyond 30 consecutive years. All exploration work must be completed during the Exploration Period (which expires April 30, 2000). The Production Period for each oil field covered by the Contract is 15 years, starting with the date of first production for that field.

     Exploration Period
     ------------------

     Work performed and expenses incurred during this period, consisting of three phases totaling seven contract years and beginning as of May 1, 1993, are the exclusive responsibility of the Foreign Contractor. The Contract mandates certain minimum requirements for drilling, seismic and expenditures during each phase of the Exploration Period. The Foreign Contractor has elected to enter the third exploration phase (expiring April 30, 2000). The minimum work requirements for seismic and the minimum expenditures for the balance of the Contract have been met. This leaves only the drilling requirements left to be satisfied. The Foreign Contractor is required to drill two exploratory wells prior to the expiration of the Exploration Period. This will complete its requirements in the Exploration Period. At least one of these wells is expected to be drilled in 1999.

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

     Relinquishment
     --------------

      The Company expects that no relinquishment will be required until Exploration Phase 3 has been concluded. After April 30, 2000, the portions of the Contract area, other than areas in which development and/or production activities have been undertaken, must be relinquished.

     Termination of the Contract
     ---------------------------

      The Contract may be terminated by the Foreign Contractor at the end of each phase of the Exploration Period, without further obligation.

     Post-Production Operating and Exploration Costs
     ------------------------------------------------

      After commercial production has begun, the operating costs incurred in any given calendar year for an oil field shall be recovered in kind from 60% of that year's oil production. After recovery of operating costs, the 60% is applied to exploration costs. Unrecovered operating costs shall be carried forward.

      After recovery of operating and exploration costs for any field, development costs plus deemed interest at 9% shall be recovered by the Foreign Contractor and CNODC from 60% of the remaining oil production.

      Costs associated with natural gas shall be recovered from production according to the same general principles, but in order to ensure reasonable benefit for the Foreign Contractor the allocation percentages shall be adjusted in the light of actual economic conditions.

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

          METRIC TONS OF ANNUAL
          CRUDE OIL PRODUCTION                         ROYALTY RATE
          (One metric ton is roughly equivalent to seven barrels of crude oil)

          Up to and including 1,000,000 ..................Zero
          1,000,000 to 1,500,000 .........................  4%
          1,500,000 to 2,000,000 .........................  6%
          2,000,000 to 3,000,000 .........................  8%
          3,000,000 to 4,000,000 ......................... 10%
          Over 4,000,000.................................. 12.5%

      (3) 60% of AGP shall be deemed "cost recovery oil" and used for cost recovery, first of operating costs, and second for exploration and development costs (including deemed interest). Any royalty due the Chinese government shall not reduce cost recovery oil.

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

     If accepted by the parties, arbitration will be conducted by the China International Economic and Trade Commission under its provisional rules. If that is not accepted by the parties, disputes may be arbitrated by a panel of three arbitrators, each party to appoint one and the third appointed by the two thus chosen or, failing such appointment, by the Arbitration Institute of the Stockholm (Sweden) Chamber of Commerce. Arbitration shall be conducted under the rules of the UN Commission on International Trade Law of 1976 (subject however to such rules as expressly provided in the Contract). Awards shall be final and binding on the parties. Chinese law governs the Contract.

      Apache Farmout
      --------------

      In March 1994, by means of a participation agreement ("Participation Agreement"), the Company farmed out a one-third interest in the Foreign Contractor's interest in the Zhao Dong Block to Apache. In exchange for the interest Apache agreed to make certain cash payments and to assume its pro rata share of expenditures and liabilities with respect to exploration and development. As required by the Participation Agreement, in June 1994, Apache and the Company entered into a Joint Operating Agreement (the "Operating Agreement"). To further reduce the
Company's exploration capital requirements and accelerate the development of the Zhao Dong Block, the Company and Apache entered into an agreement on May 10, 1995 (the "Second Participation Agreement"). Pursuant to the Second Participation Agreement Apache increased its interest in the Contract to 50% of the Foreign Contractor's interest and assumed operatorship, obligating itself to pay 100% of the costs of drilling and testing four exploratory wells (the "Carried Wells") on the Zhao Dong Block. The drilling and testing of the C-3, D-1, D-2 and F-1 wells satisfied the obligations regarding the four Carried Wells. All of these wells have been drilled and tested with the exception of the F-1 well, drilling operations on which have been abandoned. The Company does not believe that such operations on the F-1 well to date satisfy Apache's obligations to deliver a fourth Carried Well. The amounts advanced by Apache for the Company's share of the Carried Wells are recoverable from a portion of the Company's share of cost recovery revenues from the Zhao Dong Block. In addition, pursuant to the Second
Participation Agreement, Apache obligated itself to pay the Company 16.667% of the value of the recoverable proved reserves attributable to the portion of the Zhao Dong Block delineated by the drilling of the C-1 and C-2 and C-3 wells, the combined area designated in the agreement as the "C Field." Payment for this purchase will be computed in accordance with evaluation methodology as set forth in the Second Participation Agreement and made to the Company from time to time as each segment of the field is placed on production.

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

       Under   the  Participation  Agreement  and  the  Operating
Agreement, Apache and the Company each has a right of first refusal with respect to any sale or transfer of interest in the Foreign Contractor's share of the Contract. In addition, under the Participation Agreement, Apache and the Company each has a right of first refusal with respect to the sale of 50% or more of outstanding voting capital stock of their respective subsidiaries' party to the Contract and the Participation Agreement. In addition, each party has the option to purchase the other party's interest in the Contract upon the occurrence of certain "option events." Option events include the failure to pay sums due under the Operating Agreement more than twice in one year after receiving written notice of default and failing to cure such default within any applicable cure period provided by the Operating Agreement, (if nonpayment is the subject of dispute and arbitration under the Operating Agreement, it does not constitute a "failure to pay" until an arbitral decision is rendered against the nonpayor); the inability of a party to pay its debts as they fall due; or a final unappealable order by a court of competent jurisdiction liquidating the party, or appointing a receiver to take possession of all of the party's assets; the transfer of more than 49% of the voting shares of the Apache subsidiary holding Apache's interest in the Zhao Dong
Block or XCL-China, Ltd. ("XCL-China"), the XCL subsidiary holding XCL's interest in the Zhao Dong Block, by their respective parents; or certain other defaults under the Operating Agreement or the Contract. The consideration to be paid on the exercise of the option to purchase is the fair market value of the interest assigned. If the parties cannot agree on the fair market value of the interest, it is to be determined by arbitration. This option runs only to the benefit of Apache and XCL-China and may not be transferred by either of them to any third party.

      The Company has not yet paid certain cash calls to Apache totaling $6.9 million through April 1999 ($4.1 million at December 31, 1998), including amounts in dispute, which could develop into an event that would trigger Apache's option to purchase the Company's interest in the Contract. The Company and Apache are in discussions concerning the timing and manner of the payment of these amounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings."

United/XCL Lube Oil Joint Venture
---------------------------------

      On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and in Southeast Asian markets. The joint venture has a 30-year life unless extended. The registered capital of the joint venture is $4.9 million, with the Company to contribute $2.4 million for its 49% interest, the last installment of which was paid in late 1997. As its investment for 51% of the stock, the Chinese contributed an existing lubricating oil blending plant in Langfang, China, with a Chinese government appraised value of $2.5 million. Chinese authorities approved the registration of the joint venture, and the effective date of the joint venture is January 1, 1998. In a letter of intent executed contemporaneously with the contract, the parties agreed to consider the feasibility of contributing to the joint venture a second existing plant in southwest China, and other projects, including, constructing oil terminals on the north and south coasts of China and engaging in upgrading certain existing refineries within China. To date, the Company has invested approximately $4.1 million in this project and it has met all of its minimum capital requirements for this project.

      The Langfang plant is located 50-km southeast of Beijing. The facility is built on a 10-acre site and has been evaluated on the basis of U.S. Gulf Coast costs at a replacement value of $7.0 million, without taking into account the land value. The plant currently produces and markets approximately 5,000 metric tons of lube oil per year. Approximately $1.5 million of the Company's investment has been allocated to the physical upgrading of the facility, including the installation of automated filling lines and packaging systems. Upon completion of the upgrading, the plant's production capacity will be approximately 20,000 metric tons per year, assuming one eight hour shift, five days per week. Additional capacity will be available by adding shifts and expanding the work-week. Further capital improvements estimated to cost $15 million could increase capacity to approximately 100,000 metric tons per year.

     It is the Company's opinion that an essential element to the success of the lube oil business in China will be the ability to distribute the product. In order to assure adequate distribution of the joint venture's products, the Company has entered into a memorandum of understanding with the Coal Ministry in China that is expected to be reduced to a formal distribution contract. The Coal Ministry operates 125 major integrated distribution centers throughout China and the Company expects to market the joint venture's products through this system.

      China's state-owned oil companies were reorganized at the end of 1998. CNPC acquired approximately 70 percent of China's lubrication oil facilities in that reorganization. XCL is discussing with CNPC the possibility of expanding its existing lubrication oil joint venture to include portions of CNPC's expanded lubrication oil business in the joint venture. If this occurs, XCL plans to include a major international lubrication oil company in the joint venture.

Coalbed Methane Project
-----------------------

      On March 31, 1995, the Company signed an agreement with the CNACG, pursuant to which the parties will commence cooperation for the exploration and development of coalbed methane in two areas in China. During the study period contemplated by the agreement, the Company will evaluate the properties, after which the parties are expected to enter into a comprehensive agreement as to the specific designated areas, which may provide the basis for coalbed methane development in other areas of China. On
December 14, 1995, the Company signed a Memorandum of Understanding with CNACG to develop a contract for exploration, development and utilization of coalbed methane in the two areas. The March 31, 1995 agreement expired by its terms on December 31, 1996; however, the Company has been informally advised that CNACG will extend the term of the agreement. The project is not currently active, but may be reactivated in the last half of 1999. To date, the Company has invested approximately $0.9 million in this project, which is currently classified as unevaluated oil and gas properties in the accompanying financial statements. The Company has met all of its minimum capital requirements for this project.

The Zhang Dong Block
---------------------

      On August 20, 1998, XCL (through its subsidiary XCL-Cathay Ltd.) signed a production-sharing contract (the "Contract") with CNPC for the 12,000-acre Zhang Dong Block. The Chinese Ministry of Foreign Trade and Economic Cooperation approved the Contract on September 15, 1998, with the Contract effective October 1, 1998. The Zhang Dong Block is located north and adjacent to the Zhao Dong Block in the offshore area of Bohai Bay. The subsidiary of CNPC that operates onshore fields in this area, Dagang Oilfield (Group) Co. Ltd. ("Dagang") has drilled and tested nine wells in the offshore block. All but one of these wells has been drilled from an artificial island or a causeway extending into the bay. All nine wells were tested with five having commercial oil production rates, one having gas production, two with low oil production rates and one well that produced water. The Contract includes the following terms:

      The Foreign Contractor (the Company) must pay for all appraisal costs. If a commercial discovery is made and if CNPC exercises its option to participate, development and operating costs and allocable remainder oil and gas production are shared up to 51% by CNPC and the remainder by the Foreign Contractor.

       The work under the Contract is divided into three categories, Appraisal, Development and Production. Appraisal, Development and Production operations can occur concurrently on different areas of the Zhang Dong Block. The Contract is not to continue beyond 30 consecutive years. All appraisal work must be completed during the Appraisal Period. The Production Period for each oil field covered by the Contract is 20 years, starting with the date of first commercial production for that field.

   Appraisal Period
   -----------------

     Work performed and expenses incurred during this period, consisting of three phases totaling five contract years and beginning as of October 1, 1998, are the exclusive responsibility of the Foreign Contractor. The Contract mandates certain minimum requirements for drilling, seismic and other expenditures during each phase of the Appraisal Period, as follows:

     o During the first phase of the appraisal period (1 year), the Contractor shall:

          (a)      reprocess and reinterpret a minimum of
               approximately    three   hundred     (300)
               kilometers  of existing 2-D  seismic  data
               and  seventy  (70)  square  kilometers  of
               existing   3-D   seismic  data,   provided
               necessary   support  data  is   available.
               Contractor will have access to additional seismic data outside the Contract Area as needed to make geological and geophysical evaluations of the Contract Area;

          (b)      drill  one  (1)  Appraisal  Well  with
               footage of  three thousand (3,000) meters;

          (c)       spend   a   minimum  of  one   million
               ($1,000,000)  U.S.  dollars  to upgrade  the
               artificial  island and to  recondition  the
               causeway  and  causeway  drilling  pad   in
               preparation for Petroleum Operations; and

          (d)       spend   a  minimum  of  four  million
               ($4,000,000) U.S. dollars (including the expenditures described in (c), above) for such Appraisal Operations.

     o During the second phase of the appraisal period (2 years), the Contractor shall:

          (a)     drill two (2) Appraisal Wells, one with
               footage of three thousand (3,000) meters, and one with footage of three thousand five hundred (3,500) meters;

          (b)      if  the decision is made to drill from
               the artificial island, the Contractor will
               spend  a  minimum  of  an  additional  one
               million    ($1,000,000)    U.S.    dollars
               upgrading  the  drilling  rig  and   other
               facilities on the artificial island;

          (c)      if  Contractor concludes and  the  JMC
               agrees   that  it  is  feasible  from   an
               engineering,   geological   and   economic
               viewpoint  to  reevaluate  the  nine   (9)
               existing wellbores on the Contract Area, Contractor will commit to re-evaluate a minimum of three (3) of the existing wells;

          (d)       spend   a  minimum  of  six   million
               ($6,000,000) U.S. dollars as its expected minimum appraisal expenditures for such
               Appraisal Operations; and

          (e)       formulate   an  Overall   Development
               Program if appraisal of any potential  Oil
               Field and/or Gas Field indicates that such a field is commercial.

     o During the third phase of the appraisal period (2 years), the Contractor shall:

          (a)      drill  two  (2) Appraisal  Wells  with
               footage of three thousand (3,000) meters each; and

          (b)       spend   a  minimum  of  six   million
               ($6,000,000) U.S. dollars as its expected minimum appraisal expenditures for such
               Appraisal Operations.

   Development Period
   ------------------

      The Development Period for any field discovered during the Appraisal Period commences on the date the requisite Chinese governmental authority approves the development plan for an oil and/or gas field.


   Production Period
   ------------------

      The Production Period for any oil and/or gas field covered by the Contract (the "Contract Area") will be 20 consecutive years (each of 12 months), commencing for each such field on the date of commencement of commercial production (as determined under the terms of the Contract). However, prior to the Production Period, and during the Development Period, oil and/or gas may be produced and sold during a long-term testing period.

   Relinquishment
   --------------

       In general, no relinquishment is required until the expiration of the last appraisal and development periods. Thereafter, the portions of the Contract area, other than areas in which development and/or production activities have been undertaken, must be relinquished.

   Termination of the Contract
   ---------------------------

     The Foreign Contractor may terminate the Contract at the end
of   each   phase  of  the  Appraisal  Period,  without   further
obligation.

   Post-Production Operating and Appraisal Costs
   ---------------------------------------------

      After commercial production has begun, the operating costs incurred in any given calendar year for an oil field shall be recovered in kind from 60% of that year's oil production. After recovery of operating costs, the 60% is applied to appraisal costs. Unrecovered operating costs shall be carried forward.

      Development  costs  plus deemed interest  at  9%  shall  be recovered  by  the Foreign Contractor and CNPC from  60%  of  the
remaining  oil  production,  after  recovery  of  operating   and
appraisal costs for any field.

      Costs associated with natural gas shall be recovered from production according to the same general principles, but in order to ensure reasonable benefit for the Foreign Contractor the allocation percentages shall be adjusted in the light of actual economic conditions.

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

          METRIC TONS OF ANNUAL
          CRUDE OIL PRODUCTION                        ROYALTY RATE
          (One metric ton is roughly equivalent to seven barrels of crude oil)

          Up to and including 1,000,000 ..................Zero
          1,000,000 to 1,500,000 .........................  4%
          1,500,000 to 2,000,000 .........................  6%
          2,000,000 to 3,000,000 .........................  8%
          3,000,000 to 4,000,000 ......................... 10%
          Over 4,000,000.................................. 12.5%

     (3) 60% of AGP shall be deemed "cost recovery oil" and used for cost recovery, first for operating costs, and second for appraisal and development costs (including deemed interest). Any royalty due the Chinese government shall not reduce cost recovery oil. In general, appraisal cost recovery will be shared 51% for CNPC and 49% for the Foreign Contractor until CNPC recoups its preexisting appraisal investment of $19,312,000 appraisal costs on the Block. Thereafter, the Foreign Contractor shall be entitled to 100% of appraisal cost recovery until the Foreign Contractor has recouped all of its appraisal costs. Development cost recovery will be based on the proportionate share of development expenses to be borne by CNPC and Foreign Contractor in the development of each field. However, in the case of the first field to be developed, CNPC's proportionate share of development cost recovery shall be increased by the amount of CNPC's preexisting development costs expended ($11,681,000 US).

     (4)      After recovery of operating, appraisal, and
          development costs (including deemed  interest),
          the   remainder  of  AGP  shall  be  considered
          "remainder  oil," which shall then  be  further
          divided  into  "allocable  remainder  oil"  and
          "Chinese  share oil." Allocable  remainder  oil
          shall be calculated for each field, based  upon
          a  sliding  scale formula applied to each  such
          field's annual production, and shall be  shared
          by   the   parties  in  proportion   to   their
          respective interests under the Contract. All oil remaining after the above allocations shall be designated Chinese share oil and allocated to CNPC or other Chinese government designee.

   Administration of the Contract; Arbitration
   -------------------------------------------

      The Contract is administered by the JMC, consisting of an equal number of representatives designated by CNPC and by the Foreign Contractor. Disputes must be resolved, first through negotiation, and then arbitration (though CNPC may have the right to seek resolution in Chinese courts). CNPC has not waived sovereign immunity in any proceedings commenced in China.

     If accepted by the parties, the China International Economic and Trade Commission under its provisional rules will conduct arbitration. If that is not accepted by the parties, disputes may be arbitrated by a panel of three arbitrators, each party to appoint one and the third appointed by the two thus chosen or, failing such appointment, by the Arbitration Institute of the Stockholm (Sweden) Chamber of Commerce. Arbitration shall be conducted under the rules of the UN Commission on International Trade Law of 1976 (subject however to such rules as expressly provided in the Contract). Awards shall be final and binding on the parties. Chinese law governs the Contract.

Domestic Properties
-------------------

     U.S. Exploration and Production Activities. The Company has sold substantially all of its U.S. producing properties except for an interest in the Berry R. Cox Field (the "Cox Field") in South Texas and is seeking to sell or joint venture its interest in that property. The Company holds a 60% to 100% working interest in 1,265 acres in this field on which there are four producing wells (3.45 net wells). During 1996, litigation was instituted against the Company in connection with the Cox Field, which has effectively impeded the Company's ability to consummate a sale of such property. Upon resolution of the litigation, the Company will continue its efforts to divest itself of these properties.

     Lutcher Moore Tract. The Company holds, in partnership with one of its subsidiaries, a fee interest in a 62,500 acre undeveloped tract of Louisiana fee property located in Ascension, St. James and St. John the Baptist Parishes, Louisiana (the "Lutcher Moore Tract"). Expressions of interest to purchase the property have been received from several parties. The Company is also evaluating the possibility of developing the property into a source of wetland mitigation credits, selling portions of the land for high value recreational uses and, selling the extensive timber on the property. In connection with the acquisition of the Lutcher Moore Tract, the Company's indirect ownership of such tract is subject to a first mortgage, and a number of sellers' notes (collectively, the "Lutcher Moore Debt"). The first mortgage has a current principal balance of approximately $1.0 million, and the sellers' notes have an aggregate current principal balance of approximately $0.5 million. Recourse by the holder of the first mortgage and the holders of the sellers' notes is limited to the Lutcher Moore Tract, with neither the Company nor its wholly-owned subsidiaries, XCL Land Ltd. and The Exploration Company of Louisiana, Inc., liable for the debt. The partners in the partnership that owns the Lutcher Moore Tract have also granted security interests in their partnership interest to several lenders of one of the partners. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Oil Reserves
------------

      Based on the report of H.J. Gruy and Associates, Inc. ("Gruy"), the Company's independent petroleum engineering firm, net proved reserves in the C-D Field are estimated to be 12.8 million barrels as of January 1, 1999. CNODC has exercised its option to pay 51% of all development costs and receive 51% of oil production. At January 1, 1999, the standarized measure of discounted future net cash flows determined in accordance with the rules prescribed by FASB No. 69 was $37.9 million. Future reserve values are based on 1998 year-end prices and operating costs, production and future development costs based on current costs with no escalation. These figures were based on an assumed price of an unescalated $12.52 over the life of the field. See "Certain Risk Factors Relating to the Company and the Oil and Gas Industry -- Reliance on Estimates of Proved Reserves and Future Net Revenue" and "Supplemental Oil Information" in the Notes to the Consolidated Financial Statements.

      Gruy has been preparing reserve estimates for the Company's oil reserves since August 1996. The Company selected Gruy for this task based upon its reputation, experience and expertise in this area. Gruy is an international petroleum-consulting firm with offices in Houston and Dallas, Texas. Their staff includes petroleum engineers and geologic consultants. Services they provide include reserve estimates, fair value appraisals, geologic studies, expert witness testimony and arbitration. In 1998 the Company paid Gruy approximately $78,600 in fees for reserve report valuations and other services. No instructions are given and the Company imposes no limitations on the scope of or methodology to be used in preparing the reserve estimates.

Production, Sales and Cost Data
-------------------------------

     The following table sets forth certain information regarding the production volumes, revenues, average prices received and average production costs associated with the Company's sale of oil and gas from properties held for sale for the periods indicated.

                                     Year Ended December 31,
                                     ------------------------
                                     1998      1997      1996
                                     ----      ----      ----
Net Production: (a)
   Gas (MMcf)                           58       72       467
   Oil (MBbl)                            1        4         9
   Gas equivalent (MMcfe)               61       95       522

Oil and gas sales ($ in 000's): (b)
   Gas                              $  106   $  166   $   955
   Oil and other                         6       70       181
                                     -----    -----    ------
       Total oil and gas sales      $  112   $  236   $ 1,136
                                     =====    =====    ======

Average sales price:
   Gas ($ per Mcf)                    1.82     2.28      1.84
   Oil ($ per Bbl)                   13.00    18.34     19.80
   Gas equivalent ($ per Mcfe)        1.84     2.47      2.18

Oil and gas costs ($ per Mcfe):
   Production expenses and taxes      3.48     2.41      0.74
      Depreciation, depletion and
       amortization of oil and
       gas properties                 0.86     0.81      0.96
     ________________
     (a)     Excludes gas consumed in operations.
     (b) Includes plant products recovered from treating and processing operations.

      The following table shows the 1998 production of oil and natural gas liquids and natural gas by major fields. All of the Company's net production was attributable to the Cox Field and the Frenier Field (on the Lutcher Moore Tract).

                          1998 Net Production
                      --------------------------
                        (MBbls)         (MMcf)
                      ------------   -----------
   Field              Oil      %     Gas      %
-------------         ---     ---    ---     ---
Cox Field              --      --     58     100
Frenier Field           1     100     --      --

Oil Acreage
-----------

      The oil acreage in which the Company has leasehold or other contractual interest at December 31, 1998, and which are not classified as assets held for sale are summarized in the following table. "Gross" acres are the total number of acres subject to the Contract. "Net" acres are gross acres multiplied by the Company's fractional share of the costs of production before CNODC's reversionary interest.

                                               Undeveloped
                                            ----------------
                                            Gross        Net
                                            ------     ------
     The People's Republic of China:
          Zhao Dong Block (a)               48,677     22,403
          Zhang Dong Block                  12,355     12,355
______________
(a) CNODC has elected to participate for its full 51% reversionary interest in the 5,911 acres in the C-D Field. Net undeveloped acreage would be 11,926 acres if CNODC elects to participate for its full 51% reversionary interest in the entire Zhao Dong Block.

Drilling Activity
-----------------

      The following table sets forth wells drilled by the Company in China during the periods indicated. The Company did not have any drilling activity in the U.S. during these periods.

                                       Year Ended December 31,
                      ----------------------------------------------------
                           1998              1997               1996
                      --------------    --------------    ----------------
                      Gross     Net     Gross     Net     Gross       Net
                      -----     ---     ------    ----    -----       ----
Exploratory:
    Productive           1        .5        2      1.0        1        .5
    Nonproductive        1        .5        1       .5       --        --
                       ---       ---      ---      ---      ---       ---
         Total           2       1.0        3      1.5        1        .5
                       ===       ===      ===      ===      ===       ===


Producing Well Data
--------------------

      At  December  31,  1998, the Company  had  interests  in  4 producing gas wells (3.45 net) in the Cox Field, which are included in assets held for sale.

Title to Properties
-------------------

      The Company believes that title to its properties is generally acceptable in accordance with prevailing standards in the oil and gas industry, subject to exceptions that do not materially detract from the value of such properties. The Company's properties are subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, to liens incident to operating agreements, to liens for current taxes not yet due and other relatively minor encumbrances.

      The Company's stock of its major subsidiary, XCL-China, has been pledged to the holders of the Company's 13.5% Senior Secured Notes due May 1, 2004 (the "Notes"). Under the Participation Agreement between the Company and Apache, each of the Company and Apache has a right of first refusal with respect to: (i) any sale or transfer of interest in the Foreign Contractor's share of the Contract; and (ii) any sale of 50% or more of the outstanding voting capital stock of the other's subsidiary party to the Contract, and the Participation Agreement. Absent a waiver from Apache, foreclosure on the shares of XCL-China pledged to secure the Notes could trigger one of these rights.


Markets
-------

      Substantially all of the Company's 1998 gas production from the Cox Field was dedicated to MidCon Texas Pipeline Corp. under contracts dated May 1, 1991, as amended.

      With respect to China, under the terms of the Contract, the Company has both the right and obligation in each calendar quarter to take and separately dispose of its share of oil produced at the Zhao Dong Block. However, the Company shall not deliver its oil to prohibited destinations, which are those that infringe on the political interests of China. During 1994, China became a net importer of oil, therefore the Company believes it can sell its share of oil produced in China at world market prices. Additionally, the oil to be produced from the C-D Field area is ideally suited for lubrication oil feed stock. The Company's lubrication oil joint venture gives the Company certain rights to market lubrication oil and lubrication oil feed stock within and outside China. Through the lubrication joint venture the Company expects to receive a premium for its share of the oil produced from the C-D Field.

Competition
-----------

      The oil and gas industry is competitive in all phases, both domestic and internationally. In pursuing its growth strategy of expanding its participation in the Chinese energy industry, the Company is in competition with the "major" integrated oil companies, national oil companies and other independent oil companies. Although many of these competitors have financial resources greater than the Company's, management believes, based upon its accomplishments to date that the Company is positioned to continue to compete effectively.

Certain Risk Factors Relating to the Company and the Oil
--------------------------------------------------------
 and Gas Industry
 ----------------

     General Industry Risks
     ----------------------

      The Company's business is affected by the general risks associated with the oil and gas industry. The availability of a ready market for oil and gas purchased, sold and produced by the Company depends upon numerous factors beyond its control, the exact effects of which cannot be accurately predicted. Generally, these factors include, among other things, the level of production and economic activity, the availability of oil and gas supplies, action taken by oil-producing nations, the availability of transportation capacity, the availability and marketing of other competitive fuels, fluctuating and seasonal demand for oil, gas and refined products, and the extent of governmental regulation and taxation (under both present and future legislation) of the production, refining, transportation, pricing, use and allocation of oil, natural gas, refined products and substitute fuels. Accordingly, in view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined products, it is not possible to predict accurately either the prices or marketability of oil and gas produced from any property that the Company has or may acquire an interest in.

     General Exploration and Production Risks
     ----------------------------------------

     The Company's oil and gas drilling and production activities involve a high degree of risk. The ratio of dry holes to commercially productive oil and gas wells is high for the industry as a whole. Hazards, such as formations with unusual pressures, or other unforeseen conditions are sometimes encountered in drilling wells which could result in loss of a well and in substantial liabilities or injuries to other persons or property. In addition, the Company may encounter delays due to adverse weather conditions and difficulties in securing supplies, drilling and production equipment and access to trained personnel. The Company seeks to minimize the risks of damage to the environment, property and persons present in its drilling operations and obtains insurance coverage that it believes prudent.

     High Degree of Leverage
     -----------------------

      The Company is currently highly leveraged. Its level of indebtedness will significantly affect future operations. Much of its cash flow from operations will be dedicated to interest payments. Large amounts of money will be required to continue its operations in China. Covenants in the Indenture (the "Indenture") governing the Company's 13.50% Senior Secured Notes due May 1, 2004 (the "Notes") may limit certain financial transactions of the Company and the Company's ability to dispose of assets or to borrow additional funds. These covenants may affect the Company's business flexibility, and could possibly limit acquisition activity. The Company's interest in the Zhang Dong Block, which is held by XCL-Cathay Ltd., may not be subject to all of the foregoing restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity, Capital Resources and Management's Plans."

      The Company's earnings to fixed charges ratio and preferred stock is insufficient to cover preferred dividend payments and payments on the Notes. The Company's ability to meet its debt service obligations and to reduce its indebtedness will depend upon its future performance. This, in turn, will depend upon successful completion of the activities called for in the ODP, the Company's access to additional capital, general economic conditions, as well as on financial, business, and other factors, many of which are beyond the Company's control.

     Restrictions Imposed by Terms of the Company's Indebtedness
     -----------------------------------------------------------

      The Indenture restricts, among other things, the Company's ability to incur additional debt, incur liens, pay dividends, or make certain other restricted payments. It also limits the Company's ability to consummate certain asset sales, enter into certain transactions with affiliates, enter into mergers or consolidations, or dispose of substantially all the Company's assets. The Company's ability to comply with such covenants may be affected by events beyond its control. The breach of any of these covenants could result in a default. A default could allow holders of the Notes to declare all amounts outstanding and accrued interest immediately due and payable. Absent such payment, the holders could proceed against any collateral granted to them to secure such indebtedness, which includes all of the stock of the Company's principal operating subsidiary, XCL-China Ltd. ("XCL-China"), which has guaranteed such indebtedness with a full and unconditional guaranty. A foreclosure on the stock of XCL-China could trigger Apache's right of first refusal under the Participation Agreement to purchase such stock or its option to purchase the Company's interest in the Contract. There can be no assurance that the assets of the Company and XCL-China (a "Subsidiary Guarantor"), or any other Subsidiary Guarantors (if, in the future, there are others) would be sufficient to fully repay the Notes and the Company's other indebtedness.

      As of April 15, 1999, the Company does not have the cash necessary to make the interest payment due May 1,1999 on the Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity, Capital Resources and Management's Plans."

     Qualified Accountants' Report
     -----------------------------

     In reporting on the Company's audited consolidated financial statements and XCL-China's audited financial statements as of and for the fiscal years ended December 31, 1998, 1997 and 1996, the report of the Company's independent accountants contained an explanatory paragraph indicating factors which create substantial doubt about the Company's and XCL-China's ability to continue as a going concern. Such factors include the Company's ability to generate additional cash flows to satisfy its development and exploratory obligations with respect to its China properties.

     Oil and Gas Properties; Capital Expenditures
     --------------------------------------------

      The Company's total proved reserves, as of December 31, 1998, were all classified as proved and undeveloped. Recovery of such reserves will require both significant capital expenditures and successful drilling, completion and production operations. The Company will also have additional capital expenditures for exploration activity on the Zhao Dong Block and for activity on the Zhang Dong Block and its other interests in China.

      The Company plans to generate the additional cash needed through the sale or financing of its domestic assets held for sale, a financing involving the Lutcher Moore Tract, the Zhao Dong Block or the Zhang Dong Block, or the completion of additional equity, debt or joint venture transactions. There is no assurance, however, that the Company will be able to sell or finance such assets or to complete other transactions in the future on commercially reasonable terms, if at all, or that it will be able to meet its future contractual obligations. The Indenture limits the Company's ability to obtain additional debt financing, and there can be no assurance that additional debt or equity financing, or additional cash from operations, will be available. If funds are raised on an equity basis, there may be a dilutive effect to current shareholders.

       When production from the oil and gas properties commences, the Company's proportionate share of the related cash flow will be available to help satisfy some of its cash requirements. However, there is no assurance that such development will be successful and production will commence, and that such cash flow will be available. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity, Capital Resources and Management's Plans," "Legal Proceedings," and "Domestic Properties -- Lutcher Moore Tract."

     Joint Venture Cash Call Obligations
     -----------------------------------

      The Company's failure to meet certain financial obligations under the Joint Operating Agreement between the Company and Apache (in addition to certain other actions) may trigger Apache's option to purchase the Company's interest in the Contract. The Company has not yet paid certain cash calls to Apache, totaling $6.9 million through April 1999 ($4.1 million at December 31, 1998), including amounts in dispute, which could develop into an event that would also trigger Apache's option to purchase the Company's interest in the Contract. The Company and Apache are in discussions concerning the timing and manner of the payment of these amounts.

      On December 1, 1995, XCL-China submitted to arbitration certain accounting disputes arising from operations in the Bohai Bay Shallow Water Sea Area, People's Republic of China and
governed by a Zhao Dong Block Operating Agreement. By the initial submission, XCL-China disputed certain amounts charged to it by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls. Thereafter, disputes involving joint interest billings through 1998 were added to the submission. In 1997, XCL-China made some payments with respect to the disputed amounts although the arbitration proceeding remains unresolved and inactive inasmuch as a third arbitrator has not been selected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "The Zhao Dong Block -- Apache Farmout," and "Legal Proceedings."


  Reliance  on  Estimates  of  Proved  Reserves  and
  --------------------------------------------------
    Future  Net Revenues
    --------------------

      The reserve data included herein are only estimates and may not prove to be correct. In addition, estimates of future net revenue from proved reserves are also estimates that may not prove to be correct. In particular estimates of crude oil and natural gas reserves, and future net revenue from proved reserves described herein are based on fixed crude oil prices as in effect for December 31, 1998, and the assumption that the Zhao Dong Block is developed in accordance with the ODP, modified to accelerate production and reduce costs. These assumptions include, the Company receiving a premium for the C-D Field oil because of its potential for use as a lubricating oil base stock, the Company's 49% ownership in the CNPC lubricating oil joint venture and the Company's right under the joint venture to market both lubricating oil and lubrication oil feed stock. These assumptions may prove to be inaccurate, which could reduce the Company's projected economic return from the project and may make obtaining financing for the project more difficult. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity, Capital Resources and Management's Plans" and "Oil Reserves."

     Reserve Value Ceiling Test
     --------------------------

      Under the SEC's full cost accounting rules, the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under such rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties as adjusted for related tax effects and deferred tax liabilities. Application of this rule generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. If a write-down is required, the charge to earnings does not impact cash flow from operating activities. As unproved properties become evaluated, their costs will be reclassified to proved and evaluated properties, and any associated future revenue will be included in the calculation of the present value of the Company's proved reserves. Costs in excess of the present value of added reserves, or any material reductions in the net future revenues from oil and gas reserves resulting from such factors as lower prices or downward revisions in estimates of reserve quantities, causes a charge for a full cost ceiling impairment absent offsetting improvements.

     Foreign Operations
     -------------------

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

      The United States government has publicly criticized China from time to time with respect to various matters. The Company cannot predict whether political developments like these will adversely affect the Company's Chinese operations. The Company believes that neither the Chinese nor the U.S. government wants to impair U.S.-Chinese commercial relations. The Company has excellent relations with Chinese governmental authorities in charge of the development of China's energy resources.

      Since the middle of 1998 there have been substantial disruptions in several Asian financial markets and many Asian currencies have undergone significant devaluation. These events can be expected to have negative near-, and possibly long-term, effects on the flow of investment capital into and out of Asian currency denominated assets. It is impossible to predict the ultimate outcome of these events and their possible negative effect on the Company's investments in China.

     Currency/Exchange Rate Fluctuations
     -----------------------------------

      For the foreseeable future the Company's only material revenues will be from its oil and gas activities in China. These revenues will be in U.S. dollars. To the extent that at some future time revenues are paid to the Company in Chinese Renminbi rather than in U.S. dollars, the Company's earnings, operations and cash flows would then be subject to currency and exchange rate fluctuations, and to restrictions imposed by the Chinese government on the transfer and exchange of funds. If that occurs the Company will evaluate the currency requirements of each venture and, if possible, enter into forward exchange contracts to hedge foreign currency transactions. There can be no assurance, however, that such forward exchange contracts will be available at the time of any such occurrence. The Company does not intend to engage in currency speculation. Renminbi earnings, if any, must be converted to pay dividends or to make other payments to the Company in U.S. dollars or other freely convertible currencies. As of December 1, 1996, as to foreign investment enterprises, the Renminbi became fully convertible for current account items, including profit distributions, interest payments and receipts and expenditures from trade. Conversion into U.S. dollars is based on the rate set by The People's Bank of China (which is based on the previous day's PRC interbank foreign exchange market rate and with reference to currency exchange rates on the world financial markets). Certain ministerial approvals are needed to acquire foreign exchange for a current account transaction. Strict foreign exchange controls continue for capital account transactions (including repayment of loan principal and return of direct capital investments and transactions in investments in negotiable securities). In the past, there have been shortages of U.S. dollars or other foreign currency available for conversion of Renminbi, and it is possible such shortages could recur, or that restrictions on conversion could be reimposed in the future at times when the Company is seeking to convert Renminbi. Prior to 1994, the Renminbi experienced a significant net devaluation against most major currencies, and during certain periods, significant volatility in the market-based exchange rate. Since the beginning of 1994, the Renminbi to U.S. dollar exchange rate has largely stabilized. However, there can be no assurance that the Chinese government will not devalue the Renminbi, that such exchange rate will otherwise remain stable (particularly in light of the recent currency crisis experienced by a number of other Asian countries), that the Company will continue to be able to remit foreign currency abroad or that the Company will be able to convert sufficient amounts of Renminbi in China's foreign exchange markets to meet its future needs. Additionally, there can be no assurance that approvals for exchange transactions will be available in the future or, if available, will be granted to the Company. The Chinese government has issued certain international loan procedures (the "Procedures") that apply to foreign invested enterprises, including Chinese-foreign equity and cooperative joint ventures. The Procedures may require the approval of China's State Administration of Exchange ("SAFE") for certain international loans to foreign invested enterprises extended in connection with project finance transactions, as well as the terms of such transactions. The Company plans to obtain funds for certain development projects through project finance transactions. There can be no assurance that SAFE approval for such transactions, if necessary, can be obtained at all or on terms advantageous to the Company. The failure of the Company to obtain SAFE approval for such transactions, if required, could adversely affect the Company's ability to fund its operations.

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

      The Company is and will be required to comply with environmental laws in China.


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

     History of Losses
     -----------------

     The Company has experienced recurring losses. For the years ended December 31, 1994, 1995, 1996, 1997 and 1998, the Company
recorded net losses of approximately $36.6 million, $87.8 million, $12.1 million, $13.4 million and $13.8 million, respectively. See "Selected Financial Data." There can be no assurance that the Company will be profitable in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto.

       Limitations  on  the  Availability of  the  Company's  Net
       ----------------------------------------------------------
       Operating Loss Carryforwards
       ----------------------------

       The Company has incurred net operating loss ("NOL") carryforwards as at December 31, 1998 of approximately $193 million. Use of the NOLs by the Company is subject to limitations under Section 382 of the Internal Revenue Code of 1986 relating to ownership changes. The various stock offerings made by the Company may have triggered those limits. Also uncertainties as to the future use of the NOLs exist under the criteria set forth in Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes." The Company established a valuation allowance of $86.6 million and $83.6 million for deferred tax assets at December 31, 1998 and 1997, respectively.

     Dependence on Key Personnel
     ---------------------------

      The Company depends to a large extent on Marsden W. Miller, Jr., its Chairman of the Board and Chief Executive Officer, for its management and business and financial contacts in China and its relationship with Chinese authorities. The Company does not have an employment contract with Mr. Miller or with any other officer or employee, other than employment agreements or similar arrangements with certain operational employees of the Company's subsidiaries. See "Management." The unavailability of Mr. Miller would have a material adverse effect on the Company's business. The Company's success is also dependent upon its ability to retain skilled technical personnel. While the Company has not to date experienced difficulties in employing or retaining such personnel, its failure to do so in the future could adversely affect its business. The Company does not maintain key man life insurance on any of its executives or other personnel.

     Possible Delisting of Common Stock
     ----------------------------------

      The AMEX has, since November 1996, continued to review the Company's listing eligibility since the Company has not met certain financial requirements for continued listing. The Company intends to try to satisfy the Exchange's concerns. In the event the Common Stock is delisted from the AMEX, the liquidity of the Common Stock and the Company's ability to continue funding its activities through the sale of securities may be significantly impaired.

     Certain Anti-takeover Provisions
     --------------------------------

      A Change of Control or other Fundamental Change gives holders of Amended Series A Preferred Stock special conversion rights for 45 days. These rights are intended to provide those holders with limited loss protection in certain circumstances. The rights may also render more costly or otherwise discourage certain takeovers or other business combinations.

       The   Company's   Amended  and  Restated  Certificate   of
Incorporation contains provisions that the Board of Directors believes may impede or discourage a takeover of the Company without the support of the incumbent Board.

     Year 2000 Compliance
     --------------------

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

      The goal of the Company's Year 2000 project is to ensure that all of the critical systems and processes that are under the Company's direct control remain functional. Certain systems and processes may be interrelated with or dependent upon systems outside the Company's control, and systems within the Company's control may have unpredicted problems. The Company has established a project team to coordinate the phases of Year 2000 compliance to assure that the Company's key automated systems and related processes will remain functional through the year 2000. Those phases consist of (i) assessment; (ii) remediation; (iii) testing; (iv) implementation of the necessary modifications; and
(v) contingency planning. All phases of the Company's Year 2000 plan will continue to be modified and adjusted throughout the year, as additional information becomes available.

      The Company's assessment phase consists of conducting a company-wide inventory of its key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. The portions of the assessment phase related to internally developed computer applications, hardware and equipment, and embedded chips are substantially complete. The Company estimates that it has completed more than 90 percent of the assessment to determine the nature and impact of the Year 2000 date change for third-party-developed software. The assessment phase of the project also involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. To date, the responses from such third parties, although generally encouraging, are inconclusive. As a result, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant. The Company is currently evaluating the exposure associated with such business partner relationships.

       The remediation phase involves converting, modifying, replacing or eliminating key automated systems identified in the assessment phase. The Company estimates that it has completed approximately 90 percent of the remediation phase. The Company has to date spent approximately $160,000 for upgrades and/or replacement of certain of its hardware and software to hardware and software that purports to be Year 2000 compliant. The Company estimates that an additional expense of $50,000 will be required to replace and/or modify and install hardware or software identified to date as non-Year 2000 compliant.

      The testing phase involves the validation of the identified key automated systems. The Company is utilizing test tools and written test procedures to document and validate, as necessary, its systems testing. The Company estimates that approximately 75 percent of the testing phase has been completed, and expects to be substantially completed by mid-1999.

      The implementation phase involves placing the converted or replaced key automated systems into operation. In some cases, this phase will also involve the implementation of contingency plans needed to support business functions and processes that may be interrupted by Year 2000 failures that are outside of the Company's control. The Company has completed approximately 75 percent of the implementation phase, and expects to be substantially completed by mid-1999.

     The contingency planning phase consists of developing a risk profile of the Company's critical business processes and then providing for actions the Company will pursue to keep such processes operational in the event of Year 2000 disruptions. The focus of such contingency planning is on prompt response to any adverse Year 2000 events and a plan for subsequent resumption of normal operations. The plan is expected to assess the risk of a significant failure to critical processes performed by the Company, and to address the mitigation of those risks. The plan will also consider any significant failures related to the most reasonably likely worst case scenario, discussed below, as they may occur. In addition the plan is expected to factor in the severity and duration of the impact of a significant failure. The Company plans to have its contingency plan completed by mid-1999.

     The Company's present analysis of its most reasonably likely worst case scenario for Year 2000 disruptions includes failures in the telecommunications and electricity industries, and its partners in its international operations to become Year 2000 compliant.

      The Company does not expect the costs of its Year 2000 project to have a material adverse effect on its financial position, results of operations, or cash flows. Based on information available at this time the Company cannot conclude that disruptions caused by internal or external Year 2000 related failures will not have such an effect. Specific factors that might affect the success of the Company's Year 2000 efforts and the occurrence of Year 2000 disruption or expense include the failure of the Company or its outside consultants to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, the failure of the Company's outside consultants to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, the failure of third parties to become Year 2000 compliant or to adequately notify the Company of potential noncompliance.

Employees
----------

       The Company currently employs a total of 23 people (including executive officers). None of the employees of the Company or its affiliates have employment contracts, other than employment agreements or similar arrangements with certain operational employees of the Company's subsidiaries. None of the Company's employees are represented by collective bargaining agreements. The Company considers its relationship with employees to be satisfactory.

Item 3.     Legal Proceedings.

      During December 1993, the Company and two of its wholly-owned subsidiaries, XCL-Texas, Inc. and XCL Acquisitions, Inc., were sued in separate lawsuits entitled Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana versus The Exploration Company of Louisiana, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-
5449); Ralph Slaughter, Secretary of the Department of Revenue and Taxation, State of Louisiana versus XCL-Texas, Incorporated (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5450); and Ralph Slaughter, Secretary, Department of Revenue and Taxation vs. XCL Acquisitions, Inc. (15th Judicial District, Parish of Lafayette, Louisiana, Docket No. 93-5337) for Louisiana State corporate franchise and income taxes for the 1987 through 1991 fiscal years in an aggregate amount (including penalties and interest through September 1, 1993) of approximately $2.2 million. Statutory interest at the rate of 15% per annum on the principal will continue to accrue from September 1, 1993 until paid. The Company believes that these assessments have been adequately provided for in the consolidated financial statements. The Company has filed answers to each of these suits and intends to defend them vigorously. The Company believes that it has meritorious defenses and has instructed its counsel to contest these claims.

      In December 1998, the Company and one of its wholly owned subsidiaries, XCL Acquisitions, Inc., were sued in separate lawsuits entitled John Neely Kennedy, Secretary, Department of Revenue, State of Louisiana versus XCL Ltd. (15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No.
986010, Division A); and John Neely Kennedy, Secretary, Department of Revenue, State of Louisiana versus XCL Acquisitions, Inc. (19th Judicial District Court, East Baton Rouge Parish, State of Louisiana, Docket No. 456553, Division J) for Louisiana State corporate franchise and income taxes for the 1992 through 1996 fiscal years in an aggregate amount (including penalties and interest through November 16, 1997) of approximately $3 million. Statutory interest at the rate of 15% per annum on the principal will continue to accrue from November 16, 1997 until paid. The Company believes that these assessments have been adequately provided for in the consolidated financial statements. The Company intends to defend each of these suits vigorously. The Company believes that it has meritorious defenses and has instructed its counsel to contest these claims.

      On July 26, 1996, three lawsuits were filed against XCL-Texas, Inc., a wholly-owned subsidiary of the Company, entitled Stroman Ranch Company Ltd., et al. v. XCL-Texas, Inc. (229th Judicial District, Jim Hogg County, Texas, Cause No. 4550), Frank Armstrong, et al. v. XCL-Texas, Inc. (229th Judicial District, Jim Hogg County, Texas, Cause No. 4551), and Stroman Ranch Company Ltd., et al. v. XCL-Texas, Inc. (229th Judicial District, Jim Hogg County, Texas, Cause No. 4552). The lawsuits allege various claims, including a claim that one of the oil and gas leases in the Berry R. Cox Field should be terminated. The Company believes the claims made in the lawsuit are without merit and intends to vigorously defend itself. The lawsuits have prevented the Company from selling its interest in the Cox Field.

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

     On December 1, 1995, XCL China Ltd. submitted to arbitration certain accounting disputes arising from operations in the Bohai Bay Shallow Water Sea Area, People's Republic of China and
governed by a Zhao Dong Block Operating Agreement. By the initial submission, XCL China Ltd. disputed certain amounts charged to it by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls. Thereafter, disputes involving joint interest billings through 1998 were added to the submission. In 1997, XCL China Ltd. made some payments with respect to the disputed amounts although the arbitration proceeding remains unresolved and inactive inasmuch as a third arbitrator has not been selected.

     Other than as disclosed above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject, that would have a material adverse effect on the business or properties of the Company.

Item 4.      Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                             PART II

Item  5.       Market for Registrant's Common Equity and  Related
               Stockholder Matters

Market Price for Common Stock
-----------------------------

      The following table shows the range of closing bid prices, as reported by the American Stock Exchange for the Company's Common Stock for each quarter during 1997 and 1998. The Company's Common Stock commenced trading on the American Stock Exchange ("AMEX") in December 1990, under the symbol "XCL." The Company's Common Stock also trades on The London Stock Exchange Limited ("London Stock Exchange"). On December 17, 1997, the Company effected a one-for-fifteen reverse split of its Common Stock. The high and low prices for the periods shown in 1997 have been adjusted to reflect the reverse split.

                          Common Stock Price Per Share
                          ----------------------------
                             1998                1997
                       ---------------      --------------
                        High      Low       High      Low
                        ----      ---       ----      ---
     First Quarter     $6.50     $3.50     $5.63     $2.81
     Second Quarter    $5.00     $3.31     $4.69     $2.81
     Third Quarter     $4.13     $2.75     $6.56     $2.81
     Fourth Quarter    $3.94     $1.81     $13.13    $3.88

      On  March  31,  1999, the closing price for  the  Company's
Common Stock on the AMEX was $1.50.

      As  of March 31, 1999, the Company had approximately  3,430 shareholders of record with respect to its Common Stock.

      As  of March 31, 1999, there were reserved an aggregate  of
(i) 4,991,691 shares of Common Stock subject to outstanding options; (ii) 14,840,593 shares issuable upon conversion of the Company's outstanding Amended Series A Preferred Stock; (iii) 1,250,000 shares issuable upon exercise of the Company's outstanding Amended Series B Preferred Stock; (iv) 17,578,113 shares issuable upon exercise of the Company's outstanding warrants; (v) 64,443 shares reserved for sale to fund working capital for the Company's China projects; and (vi) 36,373 shares issuable in connection with contractual obligations. The Company would receive a total of approximately $98 million if all options and warrants were exercised and all stock reserved for sale was sold at $1.50 per share.

      ChaseMellon Shareholder Services, L.L.C., Overpeck Centre, 85 Challenger Road, Ridgefield Park, New Jersey 07660 (telephone 1-800-851-9677) (internet www.chasemellon.com), is the Registrar and U.S. Transfer Agent for the Common Stock. IRG plc, Balfour House, 390/398 High Road, Ilford, Essex IG1 1NQ, England (telephone 181-478-8241) is the Company's U.K. Transfer Agent for the Common Stock.

Recent Sales of Unregistered Securities
---------------------------------------

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

o Under a consulting agreement entered into during June 1998, the Company agreed to issue warrants to acquire 17,000 shares of Common Stock, at an exercise price of $3.75 per share, exercisable on or before June 30, 2003 and 35,000 shares of Common Stock in payment for consulting services to be performed. The warrants were issued in June 1998 and the Company issued the 35,000 shares of Common Stock during November 1998.

o On November 6, 1998, the Company, through its wholly owned subsidiary, XCL Land, Ltd., ("XCL Land"), issued an aggregate of
  15 units, each unit comprised of a secured note in the principal amount of $100,000 each and five-year warrants, exercisable at $3.50 per share, to purchase 21,705 shares of Common Stock of the
  Company  in  a  short term financing with three  lenders.   The
  lenders were granted a security interest in the partnership interests of XCL Land and The Exploration Company of Louisiana, Inc., in L.M. Holding Associates, L.P., the owner of the Lutcher Moore Tract. The notes bear interest at 15% per annum and are payable in 90 days, with the option for two 90-day extensions, the second of which must be approved by the lenders. XCL Land received $1.5 million in proceeds, of which $0.7 million was used to pay outstanding indebtedness associated with the Lutcher Moore Tract and the remaining $0.8 million was paid as a dividend to the Company to be used by the Company as working capital.

o On January 15, 1999, the Company issued an aggregate of five additional units, on the same terms as the units issued on November 6, 1998, except that the exercise price of the warrants
  was   $2.00  per  share.  In  connection  with  the  additional
  subscriptions, the exercise price for the warrants issued in the November 6, 1998, offering were reduced to $2.00 per share. XCL Land received $0.5 million in proceeds, all of which was paid as a dividend to the Company to be used by the Company as working capital.

o During March 1999, the Company issued an aggregate of two additional units, on the same terms as the units issued on January 15, 1999, except that the exercise price of the warrants
  was  $1.50  per  share.   In  connection  with  the  additional
  subscriptions, and pursuant to the terms of the subscription agreements, the exercise price for the warrants issued in the November 6, 1998 and January 15, 1999 offerings, were reduced to $1.50 per share. XCL Land received $200,000 in proceeds, all of which was paid as a dividend to the Company to be used by the Company as working capital.

o Also during March 1999, the Company, through XCL Land, issued one unit comprised of a secured note in the principal amount of $100,000 and five-year warrants, exercisable at $1.25 per share, to purchase 10,000 shares of Common Stock of the Company in a short term financing with one lender. The lender was granted a security interest in the partnership interests of XCL Land and The Exploration Company of Louisiana, Inc., in L.M. Holding Associates, L.P., the owner of the Lutcher Moore Tract. The notes bear interest at 15% per annum and are payable in 45 days. XCL Land received $100,000 in proceeds, all of which was paid as a dividend to the Company to be used by the Company as working capital.

Dividends on Common Stock
--------------------------

      The  Company has not paid any cash dividends on its  Common
Stock since inception. The payment of future cash dividends will be dependent on the Company's earnings, financial condition, capital requirements and other factors.

      Under the terms of the Company's Notes, the Company is restricted from paying dividends on its Common Stock (other than with certain securities) without the consent of the Noteholders unless certain conditions have been met, which they have not at this time. See "Certain Risk Factors Relating to the Company and the Oil and Gas Industry -- Restrictions Imposed by Terms of the Company's Indebtedness."

Reverse Stock Split
-------------------

      All  information in this Form 10-K concerning the Company's
Common Stock reflects a one-for-fifteen reverse split of such stock approved by the shareholders of the Company on December 17, 1997.

Item 6.        Selected Financial Data.

       The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 1994 through 1998 derived from the audited consolidated financial statements of the Company. The following table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere herein.


                                                       Year Ended December 31,
                                       -------------------------------------------------------
                                       1994(a)     1995(c)   1996(d)   1997(f)(h)   1998(h)(i)
                                       -------     -------   -------   ----------   ----------
                                                (In thousands, except per share data)
Statement of Operations Data:
  Revenues                            $  4,336   $  2,480   $  1,136   $   --     $     --
  Operating expenses                     1,341        985        342       --           --
  General and administrative
    expenses                             4,553      4,551      3,487     5,167       6,251
  Depreciation, depletion and
       amortization                      3,292      2,266        579       --           --
  Other, net                                --         --         --    2,891          154
  Operating loss                       (33,875)   (85,673)    (9,793)  (8,058)     (10,601)
  Interest expense                       1,831      2,998      2,415    8,450        4,855
  Interest income                          508        133          8    2,212          913
  Net loss                             (36,622)   (87,837)   (12,074) (13,446)     (13,754)
  Net loss attributable to
    common stock                       (41,529)   (92,658)   (17,430) (20,922)     (19,861)
  Net loss per common share:
      Basic                              (3.14)     (5.77)     (0.98)   (1.03)       (0.87)
      Diluted                            (3.14)     (5.77)     (0.98)   (1.03)       (0.87)
  Weighted average common
     shares outstanding - basic         13,220     16,047    17,705    20,451       22,797
  Weighted average common
       shares outstanding - diluted     13,220     16,047    17,705    20,451       22,797

Balance Sheet Data (at end of year):
  Total working capital (deficit)     $ (1,563)  $(24,239) $(46,705) $22,399     $ (79,040)
  Total assets                         149,803     72,336    60,864  119,089       114,673
  Long-term debt, net of current
    maturities                          41,607(b)  15,644        --(e) 61,310(g)        -- (j)
  Shareholders' equity                  95,200     16,900    11,041    40,825       29,474

------------
(a) Includes provision for impairment of domestic oil and gas properties of $25.9 million and provision for write-down of other assets of $2.2 million and an extraordinary loss of $1.7 million.

(b) Includes non-recourse debt of an aggregate $0.7 million as of December 31, 1994, included in the Lutcher Moore Debt.

(c) Includes provision for impairment of domestic oil and gas properties of $75.3 million and provision for write-down of other assets of $4.5 million.

(d) Includes provision for impairment of domestic oil and gas properties of $3.85 million; provision for write-down of investment of $2.4 million; and loss on sale of investments of $0.7 million.

(e) All of the Company's debt ($38.02 million) was classified as currently due at December 31, 1996.

(f) Includes extraordinary loss for early extinguishment of debt of $551,000.

(g)      Long  term debt is net of unamortized discount of  $13.7
     million as of December 31, 1997, associated with the value allocated to the stock purchase warrants issued with the Senior Secured Notes.

(h) Revenues and operating expenses associated with oil and gas properties held for sale have become insignificant and, accordingly, are recorded in other costs and operating expenses in the accompanying consolidated Statements of Operations.

(i)     Includes provision for impairment of domestic oil and gas
     properties  held  for  sale and other  investments  of  $4.2 million.

(j) At December 31, 1998, the long-term portion of the Senior Secured Notes was reclassified to a current liability due to the uncertainty surrounding the Company's ability to make its next interest payment (in the approximate amount of $5.6 million) due in May 1999.

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

Liquidity, Capital Resources and Management's Plan
--------------------------------------------------

      Background
      ----------

      After initial drilling success in China in 1994 and 1995, the Company's management decided in the fourth quarter of 1995 to focus on the Company's operations in China and to sell its other assets. The excellent well test results on the Zhao Dong Block and the Company's reserve assessments support this decision. From a financial standpoint, the Company has focused on (i) raising funds to meet capital requirements for Chinese operations, (ii) selling its domestic properties and (iii) simplifying its capital structure to make it easier to raise capital. The Company intends to continue these activities and to work with Apache and CNODC to refine the ODP to reduce expenditures and accelerate production. The Company's only historic revenues have been from the Company's financing activities and from properties previously sold and those currently held for sale or investment. The
Company is in the development stage with respect to its operations in China and has not generated any revenues from operations related to its properties and interests in China.

      The Company has made significant capital expenditures since acquiring its interest in the Zhao Dong Block in 1992. Despite incurring losses since 1992, the Company, because of the high quality of the Zhao Dong Block, has been able to obtain funds for the exploration and development of the Zhao Dong Block.

      On August 20, 1998, the Company entered into a production sharing contract with CNODC for the 12,000-acre Zhang Dong Block and on September 15, 1998, the contract was approved by the Ministry of Foreign Trade and Economic Cooperation of China, effective October 1, 1998.

      Liquidity and Capital Resources
      -------------------------------

      At December 31, 1998, the Company had a net working capital deficit of $79.0 million. The Company does not have, as of April 15, 1999, sufficient funds to cover the Company's working capital requirements and capital expenditure obligations on the Zhao Dong and Zhang Dong Blocks during 1999.

      In addition, the Company does not currently have sufficient funds to make the next interest payment (in the approximate amount of $5.6 million) due in May 1999. Failure by the Company to make such payment could allow the holders of the Notes to declare all amounts outstanding under the Notes and accrued interest immediately due and payable. The ramifications of this are discussed under "Certain Risk Factors Relating to the Company and the Oil and Gas Industry -- Restrictions Imposed by Terms of the Company's Indebtedness." The possible results include the Company's loss of the stock of XCL-China and/or its interest in the Contract. The Company is exploring options for meeting its obligations under the Notes and expects to arrive at a satisfactory resolution. There can be no assurance, however, that a satisfactory resolution will result.

      The Company presently projects and plans that these funds will be available from the sale or refinancing of domestic oil and gas properties held for sale and/or investment in land, project financing, an increase in the amount of senior secured notes, supplier financing, additional equity (including the exercise of currently outstanding warrants to buy common stock), joint ventures with other oil companies, or proceeds from production. Based on continuing discussions with major shareholders, investment bankers, potential purchasers and other oil companies, the Company believes that such required funds will be available. However, there is no assurance that such funds will be available and, if available, on commercially reasonable terms. Any new debt could require approval of the holders of the Notes and there is no assurance that such approval could be obtained.

      The Company has not yet paid certain cash calls to Apache totaling $6.9 million through April 1999 ($4.1 million at December 31, 1998), including amounts in dispute, which could develop into an event that would trigger Apache's option to purchase the Company's interest in the Contract. The Company and Apache are in discussions concerning the timing and manner of the payment of these amounts.

      Since December 31, 1997, world oil prices have declined significantly. The Company believes that its plans for the Zhao Dong Block continue to be economically feasible at current prices. Should such reduced prices continue in effect, it will reduce the Company's projected economic return from the project and may further impair the Company's ability to meet its debt service requirements.

      As a result of the Company's decision to focus on China and sell its U.S. assets, the Company presently has no source of significant revenues. The Company incurred a loss for fiscal 1998 of $13.8 million and expects to incur a loss in 1999 as well because production and related cash flow from the Zhao Dong and Zhang Dong Blocks are not expected until late 1999, at the earliest.

      Management's Plan
      -----------------

      With respect to the C-D Field on the Zhao Dong Block, CNODC has given written notice that it will participate as to its full 51% share and has urged that production begin as soon as reasonably practicable. Except for certain exploratory wells on which Apache has an obligation to pay for the Company's costs, the Company is required to fund 50% of all exploration
expenditures   and  24.5%  of  all  development  and   production
expenditures.

     The Company estimates that its share of development expenses for 1999 will be approximately $13.7 million and its share of exploration expenses for the remaining two obligatory wells to be drilled prior to the end of the Exploration Period (which expires April 30, 2000) is approximately $5.0 million. The Company expects that at least one of these wells will be drilled in 1999. The Company presently projects and plans that these funds will be available from the sale or refinancing of domestic oil and gas properties held for sale and/or investment in land, project financing, an increase in the amount of senior secured notes, supplier financing, additional equity (including the exercise of currently outstanding warrants to buy common stock), joint ventures with other oil companies, or proceeds from production. Based on continuing discussions with major shareholders, investment bankers, potential purchasers and other oil companies, the Company believes that such required funds will be available. However, there is no assurance that such funds will be available and, if available, on commercially reasonable terms. Any new debt could require approval of the holders of the Notes and there is no assurance that such approval could be obtained. "Certain Risk Factors Relating to the Company and the Oil and Gas Industry -- Restrictions Imposed by Terms of the Company's Indebtedness."

      The $18.7 million estimated to be necessary for exploration and development in 1999 on the Zhao Dong Block does not include the cost of accelerating production from the C-4 Well area into 1999. If the Company pursues this option, the Company estimates this would require additional expenditures of approximately $1.5 million, which the Company believes it can obtain from the sources described above.

      In addition, the Company is the operator of the Zhang Dong Block and, as such, is required to cover the costs of initial appraisal drilling, upgrading production facilities and additional studies of seismic data. The contract commits the Company to drill at least one well during the first year. Under the contract, the Company is entitled to 49% of the production. The Company estimates that its minimum capital requirements over the next year to satisfy the terms of the Zhang Dong contract are approximately $6.5 million. This amount is not included in the $18.7 million the Company expects to spend on the Zhao Dong Block during 1999. Funds are expected to come from the previously mentioned sources.

     Longer-term liquidity is dependent upon the Company's future performance, including commencement of production in China, as well as continued access to capital markets. In addition, the Company's efforts to secure additional financing could be impaired if its Common Stock is delisted from the AMEX.

      If funds for the purposes described above and for general and administrative expenses are not available, the Company may be required substantially to curtail its operations or to sell or surrender all or part of its interest in the Zhao Dong or the Zhang Dong Blocks and/or its other interests in China in order to meet its obligations and continue as a going concern. If those properties are sold, there can be no assurance that the Company would recover its carrying value.

      The Company is not obligated to make any additional capital payments to its lubricating oil and coalbed methane projects. The Company is in discussions with the Chinese government about expansion of its lube oil venture. The Company will require additional capital investments if these discussions are successfully concluded; however, at this time it is not known what the extent or timing for such investments might be. Similarly, if the Company's coalbed methane project becomes active and is successful, the Company may make additional investments in that business. Again, the extent and timing of such investment, if any, is unknown at this time.

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

New Accounting Pronouncements
-----------------------------

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for the Company's fiscal year ending December 31, 1998. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components.

      In June 1997, the FASB Issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year ended December 31, 1998. This statement establishes standards for reporting of information about operating segments.

      The  Company adopted SFAS No. 130 and SFAS No.  131  during
1998, which did not have a material effect on the Company's financial statements.

      In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. SFAS No. 133 will become effective with respect to the Company on January 1, 2000. The Company is currently evaluating the impact of the statement.

Results of Operations
---------------------

   1998 compared to 1997
   ---------------------

      Revenue and operating expenses associated with oil and  gas
properties   held   for  sale  have  become   insignificant   and
accordingly, are recorded in other costs and operating expenses in the accompanying consolidated statements of operations.

     Interest expense, net of amounts capitalized, decreased $3.6 million in 1998 primarily as a result of increased capitalization of interest costs due to increased balances of qualifying assets. In addition, interest expense includes amortization of $2.1 million relating to the value assigned to warrants issued with the $75 million debt offering completed in May 1997.

           The Company incurred a loss of $13.8 million in 1998, as compared with a loss of $13.4 million in 1997. The net loss, for 1998 and 1997, includes non-cash compensation charges of $0.8 million and $0.9 million, respectively, related to stock and appreciation options, which are classified in general and administrative expenses. The net loss for 1998 includes a $4.2 million non-cash charge for the provision of impairment of domestic oil and gas properties classified as assets held for sale and other investments. In addition, 1997 includes a $2.8 million provision for estimated settlements in connection with various disputes and litigation matters. Such amount is reflected in "Other" in the Statement of Operations. The net loss in 1997 also includes $0.6 million of non-cash charges related to early extinguishment of debt.

     Interest income decreased $1.3 million during the year ended December 31, 1998, compared with 1997. The primary reason for this decrease was due to the use of deposited funds raised in the May 1997 debt and equity offerings, which funds were released from escrow in October 1997.

       As the Company continues to focus its resources on exploration and development of the Zhao Dong and Zhang Dong Blocks, future oil and gas revenues will initially be directly related to the degree of drilling success experienced. The Company does not anticipate significant increases in its oil and gas production in the short-term and expects to incur operating losses until such time as net revenues from the China projects are realized.

      General and administrative expenses increased $1.1 million during 1998 as compared with 1997, as reflected in the following table.

                                         1998         1997
                                        ------       ------
                                            (In Thousands)
Payroll, benefits and travel          $  2,222     $  1,554
Non-cash compensation cost                 778          853
Legal and professional                   1,453        1,284
Public company and corporate expenses      855          710
Office expense                             629          425
Corporate insurance                        314          341
                                        ------       ------
                                      $  6,251     $  5,167
                                        ======       ======

      The increase of $1.1 million during 1998, compared to 1997 was primarily the result of a $0.7 million increase in travel associated with the Company's projects in China.

   1997 compared to 1996
   ---------------------

       The Company incurred a loss of $13.4 million in 1997, as compared with a loss of $12.1 million in 1996. Included in the loss for 1997 is a charge of $0.9 million for non-cash compensation charges, related to stock and appreciation options, which are classified in general and administrative expenses. In addition, 1997 includes a $2.8 million provision for estimated settlements in connection with various disputes and litigation matters. Such amount is reflected in Other in the Statement of Operations. In addition, $0.6 million of non-cash charges relate to early extinguishment of debt.

     Interest expense, net of amounts capitalized, increased $6.0 million in 1997 primarily as a result of increased borrowings and higher interest rates on the new debt. In addition, interest expense includes amortization of $1.3 million relating to the value assigned to warrants issued with the $75 million debt offering completed in May 1997.

The net loss for 1996 includes a $3.85 non-cash charge for the provision of impairment of domestic oil and gas properties classified as held for sale. The loss in 1996 also reflects the effect of a $2.4 million write-down and $0.7 million loss on sale of the Company's investments.

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

      General and administrative expenses increased $1.7 million during 1997 as compared with 1996, as reflected in the following table.

                                         1997          1996
                                        ------        ------
                                            (In Thousands)
Payroll, benefits and travel          $  1,554     $   1,683
Non-cash compensation cost                 853            --
Legal and professional                   1,284           510
Public company and corporate expenses      710           539
Lafayette office expense                   425           374
Corporate insurance                        341           381
                                        ------        ------
                                     $   5,167     $   3,487
                                        ======        ======

      The increase in legal and professional fees of $774,000 was principally related to fees of $214,000 on one lawsuit, an increase of $287,000 for outside consulting and the remainder of the increase for general and corporate legal and accounting services. The increase in non-cash compensation costs was related to stock and appreciation options approved by shareholders in December 1997.

Year 2000 Compliance
--------------------

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

      The goal of the Company's Year 2000 project is to ensure that all of the critical systems and processes that are under the Company's direct control remain functional. Certain systems and processes may be interrelated with or dependent upon systems outside the Company's control, and systems within the Company's control may have unpredicted problems. The Company has established a project team to coordinate the phases of Year 2000 compliance to assure that the Company's key automated systems and related processes will remain functional through the year 2000. Those phases consist of (i) assessment; (ii) remediation; (iii) testing; (iv) implementation of the necessary modifications; and
(v) contingency planning. All phases of the Company's Year 2000 plan will continue to be modified and adjusted throughout the year, as additional information becomes available.

      The Company's assessment phase consists of conducting a company-wide inventory of its key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. The portions of the assessment phase related to internally developed computer applications, hardware and equipment, and embedded chips are substantially complete. The Company estimates that it has completed more than 90 percent of the assessment to determine the nature and impact of the Year 2000 date change for third-party-developed software. The assessment phase of the project also involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. To date, the responses from such third parties, although generally encouraging, are inconclusive. As a result, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant. The Company is currently evaluating the exposure associated with such business partner relationships.

       The remediation phase involves converting, modifying, replacing or eliminating key automated systems identified in the assessment phase. The Company estimates that it has completed approximately 90 percent of the remediation phase. The Company has to date spent approximately $160,000 for upgrades and/or replacement of certain of its hardware and software to hardware and software that purports to be Year 2000 compliant. The Company estimates that an additional expense of $50,000 will be required to replace and/or modify and install hardware or software identified to date as non-Year 2000 compliant.

      The testing phase involves the validation of the identified key automated systems. The Company is utilizing test tools and written test procedures to document and validate, as necessary, its systems testing. The Company estimates that approximately 75 percent of the testing phase has been completed, and expects to be substantially completed by mid-1999.

      The implementation phase involves placing the converted or replaced key automated systems into operation. In some cases, this phase will also involve the implementation of contingency plans needed to support business functions and processes that may be interrupted by Year 2000 failures that are outside of the Company's control. The Company has completed approximately 75 percent of the implementation phase, and expects to be substantially completed by mid-1999.

     The contingency planning phase consists of developing a risk profile of the Company's critical business processes and then providing for actions the Company will pursue to keep such processes operational in the event of Year 2000 disruptions. The focus of such contingency planning is on prompt response to any adverse Year 2000 events and a plan for subsequent resumption of normal operations. The plan is expected to assess the risk of a significant failure to critical processes performed by the Company, and to address the mitigation of those risks. The plan will also consider any significant failures related to the most reasonably likely worst case scenario, discussed below, as they may occur. In addition the plan is expected to factor in the severity and duration of the impact of a significant failure. The Company plans to have its contingency plan completed by mid-1999.

     The Company's present analysis of its most reasonably likely worst case scenario for Year 2000 disruptions includes failures in the telecommunications and electricity industries, and its partners in its international operations to become Year 2000 compliant.

      The Company does not expect the costs of its Year 2000 project to have a material adverse effect on its financial position, results of operations, or cash flows. Based on information available at this time the Company cannot conclude that disruptions caused by internal or external Year 2000 related failures will not have such an effect. Specific factors that might affect the success of the Company's Year 2000 efforts and the occurrence of Year 2000 disruption or expense include the failure of the Company or its outside consultants to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, the failure of the Company's outside consultants to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, the failure of third parties to become Year 2000 compliant or to adequately notify the Company of potential noncompliance.


Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk.

     The Company had no interest in investments subject to market risk during the period covered by this report.

Item 8.     Financial Statements and Supplemental Data.

      The Consolidated Financial Statements of XCL Ltd. and Subsidiaries and XCL-China Ltd., together with the reports thereon of PricewaterhouseCoopers LLP dated April 12, 1999, and the supplementary financial data specified by Item 302 of Regulation S-K are set forth on the pages listed in the Index under Items 14a(1) and (2).

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of XCL Ltd.

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) present fairly, in all material respects, the financial position of XCL Ltd. and its subsidiaries at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is generating minimal revenues and has a working capital deficit of $79.0 million at December 31, 1998, after reclassification of the Senior Secured Notes in the amount of $63.5 million. In addition, there is no assurance that the Company will be able to generate the necessary funds to satisfy the contractual development and exploratory obligations with respect to its China properties and to ultimately achieve profitable operations, which creates substantial doubt about its ability to continue as a going concern. Managements' plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note 1, the Company restated its 1997 net loss, preferred stock dividends, net loss attributable to common stock and the related net loss per share.



PRICEWATERHOUSECOOPERS LLP



Miami, Florida
April 12, 1999

                    XCL Ltd. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                                                          December 31,
                                                      -------------------
                              A S S E T S               1998       1997
                              -----------               -----      -----
Current assets:
      Cash and cash equivalents                      $    83     $ 21,952
      Cash held in escrow (restricted)                   205       10,263
      Refundable deposits                                 --        1,200

      Other                                              443          552
                                                      ------      -------
             Total current assets                        731       33,967
                                                      ------      -------
Property and equipment:
      Oil and gas (full cost method):
           Proved undeveloped properties,
              not being amortized                     28,274       21,172
           Unevaluated properties                     58,403       33,765
                                                     -------      -------
                                                      86,677       54,937
      Other                                            1,344        1,163
                                                     -------      -------
                                                      88,021       56,100
      Accumulated depreciation, depletion
        and amortization                                (761)      (1,000)
                                                     -------      -------
                                                      87,260       55,100
                                                     -------      -------
Investments                                            4,078        3,540
Investment in land                                    12,200       12,200
Oil and gas properties held for sale                   5,099        8,955
Debt issue costs, less amortization                    3,763        4,268
Other assets                                           1,542        1,059
                                                     -------      -------
                       Total assets                $ 114,673    $ 119,089
                                                     =======      =======

L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

Current liabilities:
      Accounts payable and accrued expenses        $  1,465     $     907
      Accrued interest                                2,049         1,820
      Due to joint venture partner                    8,168         4,504
      Dividends payable                               1,658         1,813
      Current maturities of long term debt            2,974         2,524
                                                    -------       -------
                                                     16,314        11,568
       Senior secured notes reclassification         63,457            --
                                                    -------       -------
           Total current liabilities                 79,771        11,568
                                                    -------       -------
Long-term debt, net of current maturities                --        61,310
Other liabilities                                     5,428         5,386
Commitments and contingencies (Notes 2 and 10)
Shareholders' equity:
       Preferred stock-$1.00 par value;
         authorized 2.4 million shares at
         December 31, 1998 and 1997; issued
         shares of 1,282,745 at December 31,
         1998 and 1,196,236 at December 31,
         1997 - liquidation preference of
         $110 million at December 31, 1998.           1,283         1,196
      Common stock-$.01 par value; authorized
         500 million shares at December 31, 1998
         and 1997; issued shares of 23,447,441
         at December 31, 1998 and 21,710,257 at
         December 31, 1997                              234           217
      Common stock held in treasury - $.01 par
         value; 69,470 shares at December 31,
         1998 and 1997                                   (1)           (1)
      Additional paid-in capital                    296,373       290,788
      Accumulated deficit                          (260,215)     (240,354)
      Unearned compensation                          (8,200)      (11,021)
                                                    -------       -------
           Total shareholders' equity                29,474        40,825
                                                    -------       -------
                 Total liabilities and
                  shareholders' equity            $ 114,673     $ 119,089
                                                    =======       =======

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENTS OF OPERATIONS
            (In Thousands, Except Per Share Amounts)

                                               Year Ended December 31,
                                         ---------------------------------
                                            1998        1997         1996
                                           ------      ------       ------
                                                   (As Restated)
Oil and gas revenues from
  properties held for sale              $      --     $   --     $   1,136

Costs and operating expenses:

Operating                                      --         --           342
      Depreciation, depletion and
        amortization                           --         --           579
      Provision for impairment of
        oil and gas properties held for
        sale and other investments          4,196         --         6,294
      General and administrative costs      6,251      5,167         3,487
      Other, net                              154      2,891           227
                                          -------    -------       -------
            Total costs and operating
              expenses                     10,601      8,058        10,929
                                          -------    -------       -------
Operating loss                            (10,601)    (8,058)       (9,793)
                                          -------    -------       -------

Other income (expense):
      Interest expense, net of
        amounts capitalized                (4,855)    (8,450)       (2,415)
      Loss on sale of
        investments/assets                     --         --          (661)
      Interest income                         913      2,212             8
      Other, net                              789      1,401           787
                                          -------     ------        ------
                                           (3,153)    (4,837)       (2,281)
                                          -------     ------        ------
Loss before extraordinary item            (13,754)   (12,895)      (12,074)
Extraordinary charge for early
  extinguishment of debt                       --       (551)           --
                                          -------     ------        -------
Net loss                                  (13,754)   (13,446)      (12,074)
Preferred stock dividends                  (6,107)    (7,476)       (5,356)
                                          -------    -------       -------
Net loss attributable to common stock    $(19,861)  $(20,922)    $ (17,430)
                                          =======    =======       =======

Loss per share (basic):
    Net loss before extraordinary item   $  (0.87)  $  (1.00)    $    (.98)
    Extraordinary item                         --       (.03)           --
                                           ------     ------       -------
    Net loss per share                   $  (0.87)  $  (1.03)    $    (.98)
                                           ======     ======       =======
Loss per share (diluted):
    Net loss before extraordinary item   $  (0.87)  $  (1.00)    $    (.98)
    Extraordinary item                         --       (.03)           --
                                           ------     ------        ------
    Net loss per share                   $  (0.87)  $  (1.03)    $    (.98)
                                           ======     ======        ======
Weighted average number of shares
  used in per share computations:
Basic                                      22,797    20,451         17,705
Diluted                                    22,797    20,451          17,705

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (In Thousands)


                                                  Common
                                                   Stock   Additional                              Total
                              Preferred  Common   Held In   Paid-In  Accumulated    Unearned     Shareholders'
                                Stock     Stock   Treasury  Capital    Deficit    Compensation     Equity
                              ---------  -------  --------  -------  -----------  -------------  -----------
Balance, December 31, 1995     $  685   $ 2,561  $   (25)  $220,364  $ (206,685)    $    --     $ 16,900
    Net loss                       --       --        --         --     (12,074)         --      (12,074)
    Dividends                      --       --        --         --        (673)         --         (673)
    Preferred shares issued        10       --        --        128          --          --          138
    Preferred shares subscribed    (4)      --        --         --          --          --           (4)
    Preferred shares converted
       to common shares           (22)       5        --         17          --          --           --
    Common shares issued           --      292        --      6,339          --          --        6,631
    Treasury shares purchased      --       --        (3)      (138)         --          --         (141)
    Treasury shares issued         --       --        18        246          --          --          264
                                -----    -----     -----    -------     -------       -----       ------
Balance, December 31, 1996        669    2,858       (10)   226,956    (219,432)         --       11,041
    Net loss                       --       --        --         --     (13,446)         --      (13,446)
    Dividends                      --       --        --         --      (7,476)         --       (7,476)
    Preferred shares issued       507       --       --      14,717          --          --       15,224
    Common shares issued           --      198       --       4,395          --          --        4,593
    Issuance of stock purchase
      warrants                     --       --       --      30,036          --          --       30,036
    Unearned compensation          20       13       --      11,841          --     (11,021)         853
    Reverse stock split 1 for 15   --   (2,852)       9       2,843          --          --           --
                                -----    -----     ----    --------     -------      ------      -------
Balance, December 31, 1997
   (as restated)                1,196      217       (1)    290,788    (240,354)    (11,021)      40,825
    Net loss                       --      --        --          --     (13,754)         --      (13,754)
    Dividends                      --      --        --          --      (6,107)         --       (6,107)
    Preferred shares issued       110      --        --       5,646          --          --        5,756
    Preferred shares converted
      to common shares            (23)      6        --          17          --          --           --
    Common shares issued           --       2        --         558          --          --          560
    Issuance of stock purchase
      warrants                     --       9        --       1,407          --          --        1,416
    Unearned compensation          --      --        --      (2,821)         --       2,821           --
    Earned compensation -
       stock options               --      --        --         778          --          --          778
                                -----   -----      ----     -------     -------      ------       ------
Balance, December 31, 1998     $1,283  $  234     $  (1)   $296,373   $(260,215)    $(8,200)     $29,474
                                =====   =====      ====     =======     =======      ======       ======

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)

                                                    Year Ended December 31,
                                              ---------------------------------
                                                 1998         1997       1996
                                                ------       ------     ------
Cash flows from operating activities:
    Net loss                                $  (13,754)   $ (13,446)  $ (12,074)
                                               -------      -------     -------
    Adjustments to reconcile net
       loss to net cash used in
       operating activities:
        Depreciation, depletion and
          amortization                             106         126          579
        Provision for impairment of
          oil and gas properties held
          for sale and other investments         4,196          --        6,294
        Extraordinary charge for early
          extinguishment of debt                    --         551           --
        Loss on sale of investments/assets          --          --          661
        Amortization of discount on senior
          secured notes                          2,147       1,342           --
        Stock compensation programs                778         853           --
        Stock issued for outside
          professional services                    565          --           --

Other                                              207         248           --
        Change in assets and liabilities:
             Accounts receivable                    --          --          799
             Refundable deposits                 1,200      (1,200)          --
             Accounts payable and accrued
               expenses                            558        (424)       1,471
             Accrued interest                      229         292         (896)
             Other, net                           (219)      2,577           12
                                               -------      ------       ------
                  Total adjustments              9,767       4,365        8,920
                                               -------      ------       ------
                  Net cash used in operating
                    activities                  (3,987)     (9,081)      (3,154)
                                               -------      ------       ------

Cash flows from investing activities:
    Change in cash held in escrow (restricted)  10,058     (10,263)          --
    Capital expenditures                       (28,783)    (16,097)      (1,489)

Investments                                      (734)      (1,790)        (491)
    Proceeds from sales of assets and
      investments                                   3          797        9,210
Other                                              --           --            4
                                               ------      -------      -------
         Net cash (used in) provided by
           investing activities               (19,456)     (27,353)       7,234
                                               ------      -------      -------

Cash flows from financing activities:
    Proceeds from sales of common stock            --          652        1,766
    Proceeds from issuance of
      preferred stock                              --       25,000          144
    Proceeds from sale of treasury stock           --           --          264
    Proceeds from Senior Secured Notes             --       75,000           --
    Loan proceeds                               1,500        6,100          315
    Payment of long-term debt                  (1,050)     (35,503)      (8,344)
    Payment of notes payable                       --       (6,100)          --
    Proceeds from exercise of options
      and warrants                              1,209        1,590          691
    Payment for treasury stock                     --           --         (141)
    Stock/note issuance costs and other           (85)      (8,466)        (272)
                                               ------       ------       ------
            Net cash provided by (used in)
              financing activities              1,574       58,273       (5,577)
                                               ------       ------       ------
Net increase (decrease) in cash and cash
  equivalents                                 (21,869)      21,839       (1,497)
Cash and cash equivalents at beginning of
  year                                         21,952          113        1,610
                                               ------       ------       ------
Cash and cash equivalents at end of year     $     83     $ 21,952     $    113
                                               ======       ======       ======
Supplemental information:
    Cash paid for interest, net of
      amounts capitalized                    $ 1,458     $  7,441     $  1,591
                                               ======       ======       ======

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       Nature   of  Operations  and  Summary  of   Significant
          Accounting Policies:

   Nature of Operations:
   --------------------

      XCL Ltd. (together with its consolidated subsidiaries, the "Company" or "XCL") is engaged principally in the exploration for and the development and production of crude oil and natural gas. Its exploration and development efforts are, at this time, focused primarily on the Zhao Dong and Zhang Dong Blocks in the shallow-water sea area of Bohai Bay in The People's Republic of China ("China"). XCL's activities on the Zhao Dong Block have been undertaken pursuant to an exploration and production joint venture with China National Oil and Gas Exploration and Development Corporation ("CNODC"), a subsidiary of China National Petroleum Corporation ("CNPC), one of the national oil companies of China.

  Principles of Consolidation:
  ---------------------------

      The consolidated financial statements include the accounts of XCL Ltd. and its wholly owned subsidiaries ("XCL" or the "Company") after the elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

   Reclassifications and Adjustments:
   ---------------------------------

     The 1997 dividends on the Amended Series A Preferred Stock have been restated by approximately $6.3 million to reflect the fair value of the preferred stock issued in satisfaction of such amounts and will be accreted to the mandatory redemption date applying the effective interest method. This adjustment had the effect of reducing the 1997 loss per share attributable to common stock from $1.36 per share to $1.03 per share.

     Use of Estimates in the Preparation of Financial Statements:
     -----------------------------------------------------------

      The preparation of the Company's financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents:
  -------------------------

      The Company considers deposits which can be redeemed on demand and investments which have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 1998, the Company's cash and cash equivalents were deposited primarily in three financial institutions.

  Fair Value of Financial Instruments:
  -----------------------------------

      The fair value of current assets and liabilities approximate carrying value, due to the short-term nature of these items. There is no quoted market value for the Senior Secured Notes, however, management estimates that, based on current market conditions, such Notes have a fair value of approximately 45%-55% of the face value of such Notes. Fair value of such financial instruments is not necessarily representative of the amount that could be realized or settled.

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

      The capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method based on estimates of proved oil and gas reserves. The Company's domestic oil and gas reserves were estimated by Company engineers in 1998 and 1997, and foreign reserves in 1998 and 1997 by independent petroleum engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that properties are impaired, the amount of the impairment is added to the capitalized costs to be depleted. The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized for the period that activities are in progress to bring these projects to their intended use.

      During the fourth quarter of 1995, the Company decided to concentrate on the development of its China investments, and decided to dispose of its domestic properties. Accordingly, the recorded value of the Company's domestic properties was reduced to their estimated fair market value and the resulting balances were transferred to assets held for sale.

     The Company reviews the carrying value of its proved oil and gas properties each quarter on a country-by-country basis, and limits capitalized costs of oil and gas properties to the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties as adjusted for related tax effects and deferred tax reserves. If capitalized costs exceed this limit, the excess is charged to depreciation, depletion and amortization expense ("DD&A") in the period in which it occurs.

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

     Capitalized Interest and Amortized Debt Costs:
     ---------------------------------------------

      During  fiscal 1998, 1997 and 1996, interest and associated costs  of  approximately  $9.7 million, $5.8  million,  and  $2.8 million, respectively were capitalized with respect to significant investments in oil and gas properties that are not being currently depreciated, depleted, or amortized and on which exploration or development activities are in progress. Deferred debt issue costs and discount on senior secured notes are amortized on the straight-line basis over the term of the related debt agreement.

  Income Taxes:
  ------------

      The Company accounts for income taxes in compliance with Statement of Financial Accounting Standards No. 109 (SFAS No.
109) "Accounting for Income Taxes." Requirements by this standard include recognition of future tax benefits, measured by enacted tax rates, attributable to: deductible temporary differences between financial statement and income tax bases of assets and liabilities; and, net operating loss carryforwards. Recognition of such tax assets are limited to the extent that realization of such benefit is more likely than not.

      Foreign Operations:
      ------------------

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

     Environmental Expenditures:
     --------------------------

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

     Recent Accounting Pronouncements:
     --------------------------------

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's year ended December 31, 1998. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components.

      In June 1997, the FASB Issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective the Company's year ended December 31, 1998. This statement establishes standards for reporting of information about operating segments.

      The  Company adopted SFAS No. 130 and SFAS No.  131  during
1998, which did not have a material effect on the Company's financial statements.

      In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. SFAS No. 133 will become effective with respect to the Company on January 1, 2000. The Company is currently evaluating the impact of the statement.

(2)     Liquidity and Management's Plan

     The Company, in connection with its 1995 decision to dispose of its domestic properties, is generating minimal annual revenues and is devoting all of its efforts toward the development of its China properties. The Company has cash available in the amount of approximately $83,000 as of December 31, 1998 and a working capital deficit of $79.0 million. The Senior Secured Notes in the amount of $63.5 million have been reclassified because the Company does not currently have sufficient funds to make the next interest payment (in the approximate amount of $5.6 million) due in May 1999. Failure by the Company to make such payment could allow the holders of the Notes to declare all amounts outstanding immediately due and payable. Additional funds will be needed to meet the Company's development and exploratory obligations until sufficient cash flows are generated from anticipated production to sustain its operations and to fund future development and exploration obligations.

      Management plans to generate the additional cash needed through the sale or financing of its domestic assets held for sale and the completion of additional equity, debt or joint venture transactions. There is no assurance, however, that the Company will be able to sell or finance its assets held for sale or to complete other transactions in the future at commercially reasonable terms, if at all, or that it will be able to meet its future contractual obligations. If production from the China properties commences in late 1999, as anticipated, the Company's proportionate share of the related cash flow will be available to help satisfy a portion of cash requirements. However, there is likewise no assurance that such development will be successful and production will commence, and that such cash flow will be available.

(3)     Supplemental Cash Flow Information

     There were no income taxes paid for the years ended December
31, 1998, 1997 and 1996.

The Company completed the following non-cash transactions in 1998 and prior years in order to conserve cash for use in its core activities and to meet other obligations while honoring restrictions on cash use imposed by its Senior Secured Notes. Such transactions not reported elsewhere herein are as follows:

     1998
     ----

      In January 1998, the Company issued warrants to holders of its Series F Preferred Stock at $0.15 per share which was recorded as a preferred stock dividend of approximately $523,000.

      In January 1998, the Company issued 55,625 shares of Common
Stock to an individual, in respect of $222,500 payable in shares of Common Stock, pursuant to an agreement effective October 1, 1997, between the Company and such individual.

      In  August  1998,  the Company issued an additional  65,622 shares of Common Stock to that same individual, in payment of the remaining $222,500 payable under the same agreement.

     In November 1998, the Company issued 35,000 shares of Common
Stock to a consultant in payment for consulting services to be performed under a consulting agreement dated June 15, 1998.

       1997
       ----

      On January 9, 1997, the Company accepted subscriptions for an aggregate of 21,057 shares of Series F Preferred Stock, issued at $65.00 per share, in February, to three individuals for 18,448 shares; 1,731 shares and 878 shares, respectively. The subscriptions were paid for with $225,000 in cash, cancellation of a consulting agreement, surrender of Common Stock and Warrants issued in connection with a consulting agreement, surrender of rights to acquire units of registered Common Stock and Warrants, surrender of certain registration rights covering 3,000,000 shares, and surrender of certain shares of Common Stock and Warrants issued in connection with compensation for past fundraising activities, surrender of rights to acquire units of registered Common Stock and Warrants and certain registration rights covering 75,000 shares.

     On May 20, 1997, the Company issued 11,816 shares of Amended Series A Preferred Stock and 133,914 warrants to acquire shares of Common Stock, in respect of approximately $1.0 million of accrued  interest  payable  to certain institutional  holders  of
Secured Subordinated Debt. The warrants issued are first exercisable on May 20, 1998, at an exercise price of $3.0945 per share, and expire on November 1, 2000.

     In October, 1997, the Company issued 30,000 shares of Common Stock and granted .003215% in aggregate Net Revenue Interest on the Zhao Dong Block to a former employee of the Company, and her attorneys, in settlement of litigation against the Company.

     In October  1997, pursuant to an agreement effective October
1, 1997, the Company issued an aggregate of 53,333 shares of Common Stock as compensation to an individual who has performed services for the Company.

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

      As compensation for services performed that resulted in Apache Corp. purchasing an additional interest in the Zhao Dong Block, during the first quarter of 1996 the Company issued 3,333 shares of Common Stock to a finder. In addition, the finder's existing warrants to acquire 33,333 shares of Common Stock were amended, as to exercise price, expiration date and forced conversion feature, to conform the terms of such warrants to the terms of warrants granted in the Regulation S unit offering noted above.

      The finder earned a four percent stock fee of the gross proceeds of the offering as compensation for identifying the placement agent for the Regulation S unit offering. In payment of this fee, the Company during the first quarter, issued 17,817 shares of Common Stock in connection with the initial closing and during the second quarter issued an aggregate 8,192 shares of Common Stock as compensation for the subsequent closings.

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


 (4)     Oil and Gas Properties Held for Sale and Investments

Oil and Gas Properties Held for Sale
------------------------------------

     Domestic Oil and Gas Properties
     -------------------------------

     During 1996, the Company was engaged in attempts to sell its remaining domestic oil and gas properties and had a contract in place for the sale of the property. Prior to the sale being consummated, the Company received service of three lawsuits filed by lessors of the most productive remaining leases, effectively thwarting the Company's ability to consummate the sale by casting doubt as to the Company's rights to certain interests in the leases and demanding damages. While the Company believes that the charges are without merit, it is of the opinion that the property cannot be sold until such time as the litigation is concluded or settled. In response to a request by the lessors' counsel, the Company has granted the lessors an extension of time to respond to discovery demands made by the Company and to allow sufficient time to pursue settlement of this litigation. As a result of these lawsuits and other matters related to the oil and gas industry, the carrying value of these properties have been reduced by $3.85 million in 1996 and $4.0 million in 1998.

Investments
-----------

     Investment in Land
     ------------------

      During 1993, the Company completed the acquisition of a group of corporations which together owned 100 percent of an unevaluated 62,500-acre tract in southeastern Louisiana (the "Lutcher Moore Tract"). This property is pledged as collateral for the Lutcher Moore limited recourse debt. During the second quarter of 1998, this property was reclassified from "oil and gas properties held for sale" to "investment in land" as the Company is presently exploring various development and alternative economic plans.

      Lube Oil Investment
      -------------------

      On July 17, 1995, the Company signed a contract with CNPC United Lube Oil Corporation to form a joint venture company to engage in the manufacturing, distribution and marketing of lubricating oil in China and Southeast Asian markets. As of December 31, 1998, the Company has invested approximately $4.1 million in the project.


(5)     Debt

     Long-term debt consists of the following (000's):

                                                       December 31,
                                                     -----------------
                                                     1998        1997
                                                     ----        ----
     Senior secured notes, net of
       unamortized discount of
       $11,453 and $13,690, respectively          $  63,457    $ 61,310

     Lutcher Moore Group Limited Recourse Debt        1,474       2,524
     XCL Land, Ltd. secured notes                     1,500          --
                                                     ------      ------
                                                     66,431      63,834
                                                     ------      ------
     Less current maturities:
         Lutcher Moore Group Limited Recourse Debt   (1,474)     (2,524)
         XCL Land, Ltd. secured notes                (1,500)         --
                                                     ------      ------
                                                     (2,974)     (2,524)
                                                     ------      ------
                                                  $  63,457    $ 61,310
                                                     ======      ======


      Substantially all of the Company's assets collateralize these borrowings.

      At December 31, 1998, the long-term portion of the Senior Secured Notes was reclassified to a current liability due to the uncertainty surrounding the Company's ability to make its next interest payment (in the approximate amount of $5.6 million) due in May 1999.

     Senior Secured Notes
     --------------------

      The Company sold in an unregistered offering to qualified institutional buyers and accredited institutional investors, on May 20, 1997 (the "Note Offering"), 75,000 Note Units. Each Note Unit consisted of $1,000 principal amount of 13.5% Senior Secured Notes due May 1, 2004 (collectively, the "Notes") and one Common Stock Purchase Warrant (collectively the "Note Warrants") to purchase 85 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), at an exercise price of $3.09 per share, first exercisable after May 20, 1998. Total funds received of $75 million were allocated $15 million to the Note Warrants and $60 million to the Notes. The value allocated to the Note Warrants is being amortized to interest expense over the term of the Notes. At December 31, 1998, the unamortized discount on the Notes is approximately $11.5 million. Since the Notes have not been registered at December 31, 1998, the interest rate has been increased to 15% pursuant to the terms of the Note Offering.

      Interest on the Notes is payable semi-annually on May 1 and November 1. The Notes will mature on May 1, 2004. The Notes are not redeemable at the option of the Company prior to May 1, 2002, except that the Company may redeem, at its option prior to May 1, 2002, up to 35% of the original aggregate principal amount of the Notes, at a redemption price of 113.5% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption, with the net proceeds of any equity offering completed within 90 days prior to such redemption; provided that at least $48.75 million in aggregate principal amount of the Notes remain outstanding. On or after May 1, 2002, the Notes are redeemable at the option of the Company, in whole or in part, at an initial redemption price of 106.75% of the aggregate principal amount of the Notes until May 1, 2003, and at par thereafter, plus accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of a change of control, as defined, the Company will be obligated to make an offer to purchase all outstanding Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. Total interest expense incurred on the Notes was approximately $10.9 million for the year ended December 31, 1998.

      The Senior Secured Notes restrict, among other things, the Company's ability to incur additional debt, incur liens, pay dividends, or make certain other restricted payments. They also limit the Company's ability to consummate certain asset sales, enter into certain transactions with affiliates, enter into mergers or consolidations, or dispose of substantially all the Company's assets. The Company's ability to comply with such covenants may be affected by events beyond its control. The breach of any of these covenants could result in default. A default could allow holders of the Notes to declare all amounts outstanding and accrued interest immediately due and payable. Absent such payment, the holders could proceed against any collateral granted to them to secure such indebtedness, which includes all of the stock of the Company's principal operating subsidiary, XCL-China, which has guaranteed such indebtedness. A foreclosure on the stock of XCL-China could trigger Apache's right of first refusal under the Participation Agreement to purchase such stock or its option to purchase the Company's interest in the Contract. There can be no assurance that the assets of the Company and XCL-China (a "Subsidiary Guarantor"), or any other Subsidiary Guarantors would be sufficient to fully repay the Notes and the Company's other indebtedness.

      During 1998, the Company paid an aggregate of $10.7 million in interest to the holders of the Senior Secured Notes.

     XCL Land, Ltd. Secured Notes
     ----------------------------

      On November 6, 1998, the Company, through its wholly owned subsidiary, XCL Land, Ltd., ("XCL Land"), issued an aggregate of 15 units, each unit comprised of a secured note in the principal amount of $100,000 each and five-year warrants, exercisable at $3.50 per share, to purchase 21,705 shares of Common Stock of the
Company  in  a  short  term financing with  three  lenders.   The
lenders were granted a security interest in the partnership interests of XCL Land and The Exploration Company of Louisiana, Inc., in L.M. Holding Associates, L.P., the owner of the Lutcher Moore Tract. The notes bear interest at 15% per annum and are payable in 90 days, with the option for two 90-day extensions,
the  second of which must be approved by the lenders.   XCL  Land
received $1.5 million in proceeds, of which $0.7 million was used to pay outstanding indebtedness associated with the Lutcher Moore Tract and the remaining $0.8 million was paid as a dividend to the Company to be used by the Company as working capital.

     On January 15, 1999, the Company issued an aggregate of five additional units, on the same terms as the units issued on November 6, 1998, except that the exercise price of the warrants was $2.00 per share. In connection with the additional subscriptions, the exercise price for the warrants issued in the November 6, 1998, offering were reduced to $2.00 per share. XCL Land received $0.5 million in proceeds, all of which was paid as a dividend to the Company to be used by the Company as working capital.

      During March 1999, the Company issued an aggregate of two additional units, on the same terms as the units issued on January 15, 1999, except that the exercise price of the warrants was $1.50 per share. In connection with the additional subscriptions, and pursuant to the terms of the subscription agreements, the exercise price for the warrants issued in the November 6, 1998 and January 15, 1999 offerings, were reduced to $1.50 per share. XCL Land received $200,000 in proceeds, all of which was paid as a dividend to the Company to be used by the Company as working capital.

      Also during March 1999, the Company, through XCL Land, issued one unit comprised of a secured note in the principal amount of $100,000 and five-year warrants, exercisable at $1.25 per share, to purchase 10,000 shares of Common Stock of the Company in a short term financing with one lender. The lender was granted a security interest in the partnership interests of XCL Land and The Exploration Company of Louisiana, Inc., in L.M. Holding Associates, L.P., the owner of the Lutcher Moore Tract. The notes bear interest at 15% per annum and are payable in 45 days. XCL Land received $100,000 in proceeds, all of which was paid as a dividend to the Company to be used by the Company as working capital.

(6)     Shareholders' Equity

  Preferred Stock
  ---------------

      As of December 31, 1998 and 1997, the Company had the following shares of Preferred Stock issued and outstanding:

                                         Preference in         1998 Dividends
                           Shares        Liquidation at         (In Thousands)
                       1998      1997  December 31, 1998 Declared Accrued  Total
                       ----      ----  ----------------- -------- -------  -----
Amended Series A    1,231,897  1,129,453  $104,711,245   $ 3,507  $ 1,658  $ 5,165
Amended  Series B      50,848         --     5,084,800       419       --      419
Series B                   --     44,465            --        --       --       --
Series F                   --     22,318            --       523       --      523
                    ---------  ---------  -----------     ------   ------  -------
                    1,282,745  1,196,236 $109,796,045    $ 4,449  $ 1,658  $ 6,107
                    =========  =========  ===========     ======   ======   ======

     Amended Series A Preferred Stock
     --------------------------------

      On  May  20,  1997,  the Company sold, in  an  unregistered offering to qualified institutional buyers and accredited institutional investors (the "Equity Offering") 294,118 Equity Units. Each Equity Unit consisted of one share of Amended Series A, Cumulative Convertible Preferred Stock, par value $1.00 per share ("Amended Series A Preferred Stock"), and one Common Stock Purchase Warrant (collectively, the "Equity Warrants") to purchase approximately 22 shares of the Company's Common Stock, at an initial exercise price of $3.09 per share, first exercisable on May 20, 1998. Total funds received of $25 million were allocated, $15 million to the Equity Warrants and $10 million to the Amended Series A Preferred Stock. The difference between the fair value of the preferred stock and its redemption value of $85.00 per share is being amortized to preferred stock dividends over the 10-year mandatory redemption period.

      Each share of Amended Series A Preferred Stock has a liquidation value of $85.00, plus accrued and unpaid dividends. Dividends on the Amended Series A Preferred Stock are payable semi-annually, at an annual rate of $8.075 per share. Dividends are payable in additional shares of Amended Series A Preferred Stock (determined based on $85.00 per share) through November 1, 2000, and thereafter in cash, or at the election of the Company, in additional shares of Amended Series A Preferred Stock. The fair value of preferred shares issued in lieu of cash dividends is $35 per share as of December 31, 1998, and the difference between this value and $85 per share is being accreted to the mandatory redemption date using the effective interest method. Accordingly, the amount charged to dividends does not reflect the stated rate. The Amended Series A Preferred Stock is convertible into Common Stock, at any time after May 20, 1998, at the option of the holder thereof, unless previously redeemed. The initial conversion price is $7.50 per share of Common Stock (equivalent to a rate of 11.333 shares of Common Stock for each share of Amended Series A Preferred Stock), subject to adjustment under certain conditions. The Company is entitled to require conversion of all the outstanding shares of Amended Series A Preferred Stock, at any time after November 20, 1997 if the Common Stock shall have traded for 20 trading days during any 30 consecutive trading day period at a market value equal to or greater than 150% of the prevailing conversion rate.

      The Amended Series A Preferred Stock is redeemable at any time on or after May 1, 2002, in whole or in part, at the option of the Company. The initial redemption price is $90.00 per share, and after May 1, 2002, at redemption prices that decrease ratably annually to $85.00 per share, on and after May 1, 2006, plus accrued and unpaid dividends to the redemption date. The Amended Series A Preferred Stock is mandatorily redeemable, in whole, on May 1, 2007, at a redemption price of $85.00 per share, plus accrued and unpaid dividends to the redemption date, payable in cash, or at the election of the Company, in Common Stock.

      Upon the occurrence of a change in control or certain other fundamental changes, the conversion price of the Amended Series A Preferred Stock will be reduced, for a limited period, in certain circumstances, in order to provide holders with loss protection at a time when the market value of the Common Stock is less than the then prevailing conversion price.

     The Amended Series A Preferred Stock will entitle the holder thereof to cast the same number of votes as the shares of Common Stock then issuable upon conversion thereof on any matter subject to the vote of the holders of the Common Stock. Further, the holders of the Amended Series A Preferred Stock will be entitled to vote as a separate class (i) to elect two directors if the Company is in arrears in payment of three semi-annual dividends, and (ii) for the issuance of any class or series of stock ranking prior to the Amended Series A Preferred Stock, as to dividends, liquidation rights and for certain amendments to the Company's Certificate of Incorporation that adversely affect the rights of holders of the Amended Series A Preferred Stock (subject to approval by two-thirds of the then outstanding Amended Series A Preferred Stock).

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

     Amended Series B Preferred Stock
     --------------------------------

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

     The purchasers of the Series B Preferred Stock, concurrently with such purchase, exchanged the stock and warrants for 44,465 shares of Amended Series B Preferred Stock and warrants to purchase 250,000 shares of Common Stock. The warrants are exercisable at $5.50 per share, subject to adjustment, and expire March 2, 2002. The purchasers also received 2,620 shares of Amended Series B Preferred Stock in payment of all accrued and unpaid dividends on the Series B Preferred Stock.

      Each share of Amended Series B Preferred Stock has a liquidation value of $100, plus accrued and unpaid dividends. Dividends on the Amended Series B Preferred Stock are payable semi-annually on June 30 and December 31 of each year, at an annual rate of $9.50 per share if paid in cash. In lieu of payment in cash, the Company may, at its option, elect to pay any dividend in kind in shares of either Common Stock or Amended Series B Preferred Stock at the option of the holder. If such dividend is paid in shares of Amended Series B Preferred Stock, the dividend will be 0.0475 shares of dividend stock per share of Amended Series B Preferred Stock held. If the dividend is paid in shares of Common Stock, the dividend shall equal the number of shares of Common Stock equal to the quotient obtained by dividing $4.75 by the lowest average closing price per share of Common
Stock as calculated for the last 5, 10 and 30 trading days preceding the dividend payment date. Fractional shares will be paid in cash or aggregated and sold on behalf of the holders.

       Each  share  of  Amended  Series  B  Preferred  Stock   is
convertible into Common Stock, at the option of the holder, at the rate of 21.0526 shares of Common Stock, provided such Common Stock is registered under the Securities Act, and 26.3158 shares of Common Stock if such Common Stock is not registered. The Amended Series B Preferred Stock is convertible at the option of the Company, provided that the shares of Common Stock to be issued upon conversion have been registered under the Securities Act, and the market price of the Common Stock equals or exceeds $11.25 per share for 20 out of 30 consecutive trading days.

      The Amended Series B Preferred Stock is redeemable at the option of the holder at any time after December 21, 2001 at $100 per share plus accrued and unpaid dividends to the redemption date. The redemption price may be paid at the option of the Company, in either cash or shares of Common Stock.

     The Amended Series B Preferred stock votes together with the Common Stock of the Company as a single class on all actions taken by the shareholders of the Company. Each share of Amended Series B Preferred Stock entitles the holder thereof to cast 50 votes. Further, the holders of the Amended Series B Preferred Stock will be entitled to vote as a separate class to amend, alter or repeal the provisions of the Company's Restated Certificate of Incorporation or the Certificate of Designation of the Amended Series B Preferred Stock.

     Series F Preferred Stock
     ------------------------

     In January 1998, the holders of the Series F Preferred Stock approved an amendment to the "forced conversion" terms of the Series F Preferred Stock. Effective January 16, 1998, the Company forced conversion of the Series F Preferred Stock and an aggregate of 633,893 shares of Common Stock were issued upon conversion and in payment of accrued and unpaid dividends. In consideration for such amendment the holders of the Series F Preferred Stock were issued warrants to acquire an aggregate of 153,332 shares of Common Stock at an exercise price of $0.15 per share, which resulted in an increase of preferred stock dividends of approximately $523,000. These warrants expire December 31, 2001.

       Dividends
       ---------

      During  1998,  the Company issued an aggregate  of  106,910 shares of Amended Series A Preferred Stock in payment of the  May
1,  1998  and November 1, 1998 dividends on the Amended Series  A
Preferred Stock.

     During 1998, the Company issued an aggregate of 3,763 shares of Amended Series B Preferred Stock, in payment of the June 30,
1998  and  December 31, 1998 dividends on the  Amended  Series  B
Preferred Stock.

     Prior to November 1997, dividends with respect to the Series A Preferred Stock were in arrearage. Effective November 10, 1997, the Series A Preferred Stock was amended, reclassified and converted to Amended Series A Preferred Stock. As a consequence of such consent all dividend arrearages, and accrued and unpaid dividends were paid in additional shares of Amended Series A Preferred Stock.

      Dividends during 1997 on the Series B Preferred Stock were paid from proceeds of sales of redemption stock, which were applied first to accrued dividends then to the redemption of shares of Series B Preferred Stock. On March 3, 1998, all accrued and unpaid dividends on the Series B Preferred Stock were paid in shares of Amended Series B Preferred Stock.

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

      On November 3, 1997, 12,906 shares of Amended Series A Preferred Stock were issued in respect of the dividend payable November 1, 1997, in the amount of $1.1 million. Upon conversion of the Series A and Series E Preferred Stocks into Amended Series A Preferred Stock, approximately $9.23 million in accrued and unpaid dividends on the Series A Preferred Stock, and approximately $200,000 in accrued and unpaid dividends on the Series E Preferred Stock, were paid through the issuance of 790,613 additional shares of Amended Series A Preferred Stock.

  Common Stock
  ------------

      The  Company  issued  1,737,184, 2,479,361,  and  1,888,461 shares of Common Stock during 1998, 1997 and 1996, respectively. The Company had 23,373,358, 21,705,644 and 19,226,283 shares of
Common Stock outstanding at December 31, 1998, 1997 and 1996, respectively.

      Common Stock Warrants
      ---------------------

      As of December 31, 1998, outstanding warrants to purchase the Company's Common Stock are as follows:

                                   Common Stock
                                   Issuable Upon  Warrant Exercise   Proceeds if
                                     Exercise         Price           Exercised
                                   -------------  ---------------    -----------
Total Warrants Expiring in 1999        715,114   $1.848 to $17.56   $  9,637,574
Total Warrants Expiring after 1999  16,721,062   $0.15 to $17.56      54,472,765
                                    ----------                        ----------
        Total Warrants              17,436,176                      $ 64,110,339
                                    ==========                        ==========

      During  January 1998, the Company issued 11,333  shares  of
Common Stock upon exercise of warrants exercisable at an exercise price  of $1.875 per share, and received an aggregate of  $21,249 upon exercise of such warrants.

      During March 1998, the Company issued 128,887 shares of Common Stock upon exercise of warrants exercisable at an exercise price of $1.875 per share, and received an aggregate of $241,663 in proceeds. Also in March 1998, the Company issued 455,809 shares of Common Stock upon exercise of warrants exercisable at $0.15 per share, and received an aggregate of $68,371 upon exercise of such warrants.

     Pursuant to a warrant exchange agreement dated September 17, 1998, a holder of an aggregate of 351,015 warrants, exercisable at $3.09 per share, received 351,105 new warrants, exercisable at $2.50 per share, provided such warrants were exercised prior to September 30, 1998. The holder exercised all 351,105 warrants at $2.50 per share and the Company received $877,537 in payment of the exercise price. The approximate fair value of the new warrants issued of $207,000 was recorded as interest expense in 1998.

     Loss Per Share
     --------------

      The following table sets forth the computation of basic and diluted loss per share.

                                                For the Years Ended December 31,
                                                ______________________________

                                                     1998       1997      1996
                                                     ----       ----      ----
    Weighted average number of shares on which
    basic loss per share is calculated:             22,797    20,451     17,705

    Weighted average number of shares on which
    diluted loss per share is calculated:           22,797    20,451     17,705

    Net loss applicable to common shareholders    $(19,861) $(20,922)  $(17,430)

    Basic loss per share                          $  (0.87) $  (1.03)  $  (0.98)
    Diluted loss per share                        $  (0.87) $  (1.03)  $  (0.98)

     The effect of 35,552,370, 33,902,036 and 5,103,082 shares of potential common stock were anti-dilutive in 1998, 1997 and 1996, respectively, due to the losses in all three years and are excluded from the above totals.

(7)     Income Taxes

      The Company has significant loss carryforwards that have been recorded as deferred tax assets. Due to realization of such amounts being deemed uncertain with respect to the provisions of SFAS No. 109, a valuation allowance has been recorded for the entire amount.

      The  significant components of the net deferred tax expense
(benefit) for 1998, 1997 and 1996, were as follows (000's):

                                            1998         1997         1996
                                            ----         ----         ----
Current year domestic net
  operating loss                         $ (4,850)   $ (4,758)   $  (4,387)
Current year Chinese deferred costs          (454)       (356)        (829)
Expiration of net operating loss            1,033          --           --
Prior year under accrual of Chinese
  deferred costs                               --        (537)          --
Tax/book depreciation, depletion and
  amortization difference                     578       3,149        3,046
Oil and gas property expenditures
  treated as expense for income tax
  purposes                                     --          --           41
Other accruals                                (19)         13       (1,348)
Reserve for investments                       (69)         --         (855)
Other                                         777          --           --
Increase (decrease) in valuation
 allowance                                  3,004       2,489        4,332
                                            -----       -----       ------
                                          $    --     $    --      $    --
                                            =====       =====       ======

      The components of the Company's deferred tax assets and liabilities as of December 31, 1998, 1997 and 1996, were as follows (in 000's):

                                               1998     1997     1996
                                               ----     ----     ----
     Deferred tax assets:
         Domestic net operating loss
           carryforwards                    $ 67,698  $ 63,730  $ 58,972
         Chinese deferred costs                3,968     4,439     3,546
         Other liabilities and reserves        2,890     2,802     2,815
         Property and equipment, net          12,015    12,593    15,742
         Valuation allowance                 (86,571)  (83,564)  (81,075)
                                             -------   -------   -------
     Total deferred tax assets              $     --  $     --  $     --
                                             =======   =======   =======

      At December 31, 1998, the Company had net operating loss carryforwards for tax purposes in the approximate amount of $193 million which expire through the year ending December 31, 2018. Additionally, the Company has available acquired net operating loss carryforwards, in the approximate amount of $2.2 million, which are scheduled to expire by the year ending December 31, 1999, and which are available to offset taxable income of an acquired subsidiary. Use of the net operating loss carryforwards is subject to limitations under Section 382 of the Internal Revenue Code.

      At December 31, 1998, the Company had alternative minimum tax net operating loss carryforwards in the approximate amount of $187 million which will expire through the year ending December 31, 2018. Additionally, the Company has acquired alternative minimum tax net operating loss carryforwards in the approximate amount of $12 million which expire through the year ending December 31, 1999, and which are available for use by an acquired subsidiary. The Company also has $1.0 million of general business credit carryforwards which are available until the year 2000 to offset future tax liabilities of an acquired subsidiary. The Company also has deferred costs associated with its Chinese operations of approximately $11.3 million. The costs will be amortized and deducted for Chinese tax purposes upon the generation of revenue from its Chinese operations.

(8)     Stock Option Plans

      The Company's stock option plans, administered by the compensation committee, provide for the issuance of incentive and nonqualified stock options. Under these plans the Company is authorized to grant options to selected employees, directors and consultants to purchase shares of the Company's Common Stock or Preferred Stock at an exercise price (for the Company's incentive stock options) of not less than the market value at the time such options are granted. The Company's options are accounted for in accordance with Accounting Principles Board Opinion No. 25. In June 1992, the shareholders of the Company approved the adoption of the Company's Long-Term Stock Incentive Plan ("LTSIP") under which the Company is authorized to issue an aggregate of 1.1 million shares of Common Stock pursuant to future awards granted thereunder.

      In December 1997, the shareholders of the Company approved the amendment and restatement of the Company's LTSIP, effective as of June 1, 1997, (i) increasing the number of shares issuable under the LTSIP by 4 million shares of Common Stock, (ii) authorizing 200,000 shares of preferred stock for issuance under the LTSIP, and (iii) ratifying certain grants of non-qualified stock options and restricted stock awards to certain officers and directors of the Company. The LTSIP, as amended and restated, also allows for the grant of appreciation option awards. A grant of an appreciation option award to Mr. Miller was ratified at that same meeting.

      All of the restricted stock awards entitle the participants to full dividend and voting rights and are restricted as to disposition and subject to forfeiture under certain conditions. The shares become unrestricted upon attainment of certain increases in the market price of the Company's Common Stock within four years from date of grant, as provided for in the plan. Upon issuance of restricted shares, unearned compensation is charged to shareholders' equity for the cost of restricted stock and recognized as expense over the lapsing of restrictions.

     The appreciation option awarded to the Chairman provides him with the right upon his payment of the exercise price (20% of amount entitled to receive) to additional compensation payable in cash or in shares of Common Stock based upon 5% of the difference between the market capitalization (as defined) of the Company as of June 1, 1997, and the date the option is exercised (no earlier than June 1, 2002). Because the option contemplates compensation
determined   with   reference  to   increases   in   the   market
capitalization  without restriction, there is no effective  limit
on   the   amount  of  compensation  which  may  become   payable
thereunder. Since the market capitalization as of December 31, 1998 is below that of June 1, 1997 the original unearned compensation of $3.1 million recorded in connection with the
option  was   adjusted   during   1998,  and   accordingly,  no
compensation expense was recognized in 1998. The appreciation option expires on June 1, 2007.

      Non-qualified options granted on June 1, 1997 for an option price of $3.75 per share resulted in compensation expense for
1998  and  1997  of  $778,000  and $481,000,  respectively.   The
measurement date was established on December 17, 1997, the date of shareholder approval.

      Effective June 1, 1997, the Company granted non-qualified stock options to purchase 170,000 shares of Amended Series A Preferred stock for an option price of $85 per share. Those options vest ratably over a three-year period beginning June 1, 2000 and expire on June 1, 2007. Upon exercise of such options, the number of shares of Amended Series A Preferred Stock shall be increased, without increase in the option price, by a number of shares of preferred stock equal to the dividends that would have been received by the option holder had the option holder owned the shares of Amended Series A Preferred Stock as to which the option is being exercised from the date of grant of such option to the date of exercise, and assuming the Company had declared and paid in kind all regularly scheduled dividends as provided under the terms of the Amended Series A Preferred Stock. These options are considered a variable plan issued significantly above the current fair value of the Amended Series A Preferred Stock. Therefore, the Company will mark to market the options and record compensation expense at the time, if any, the value of the option exceeds the exercise price of $85 per share.

      A summary of the Common Stock option plans activity for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                   Option Price Weighted Average
                                          Shares     Per Share    Exercise Price
                                          ------     ------------  ------------
Outstanding at December 31, 1995           772,178   $12.50-$31.88    $18.91
Granted                                     16,133      $18.75        $18.75
Forfeited                                 (101,467)  $18.75 - $22.50  $20.14
                                         ---------   ---------------  ------
Outstanding at December 31, 1996           686,844   $12.50 - $31.88  $18.72
Granted                                  1,999,995       $3.75         $3.75
Forfeited                                   (7,238)  $18.75 - $22.50  $19.12
                                         ---------   ---------------  ------
Outstanding at December 31, 1997         2,679,601   $3.75 - $31.88    $7.55
Granted                                    711,666       $3.75         $3.75
Forfeited                                 (574,680)  $3.75 - $31.88    $8.82
                                         ---------  ----------------   ------
Outstanding at December 31, 1998         2,816,587   $3.75 - $31.88    $6.48
                                         =========

Options exercisable at December 31, 1996   676,089
                                           =======
Options exercisable at December 31, 1997   676,451
                                           =======
Options exercisable at December 31, 1998   908,804
                                           =======

      The  following  table summarizes information  about  Common
Stock options outstanding at December 31, 1998:

                      Options Outstanding                                    Options Exercisable
____________________________________________________________________ ___________________________________
                                   Weighted Average
   Range of       Outstanding at    Remaining Life  Weighted Average  Exercisable at    Weighted Average
Exercise Prices  December 31, 1998      Years        Exercise Price  December 31, 1998   Exercise Price
---------------  -----------------  --------------- ---------------  -----------------  ----------------
     $3.75         2,311,661             5.4               $3.75         403,878           $ 3.75
$18.75-$31.59        504,926             3.4              $18.98         504,926           $18.98
                   ---------                                             -------
                   2,816,587                                             908,804
                   =========                               =======

The weighted average fair value of Common Stock options granted during 1998, 1997 and 1996 was $2.93, $5.50 and $4.20 per share, respectively.

      If compensation expense for the stock options had been determined and recorded based on the fair value on the grant date using the Black-Scholes option pricing model to estimate the theoretical future value of those options, the Company's net loss per share amounts would have been reduced to the pro forma amounts indicated below (000's, except per share data):

                                   1998           1997           1996
                                   ----           ----           ----
     Net loss as reported      $ (19,861)     $ (20,922)     $ (17,430)
     Compensation expense          4,483          1,012            126
                                 -------        -------        -------
     Pro forma loss            $ (24,344)     $ (21,934)     $ (17,556)
                                 =======        =======        =======

     Pro forma loss per share:
        Basic                  $   (1.07)     $   (1.07)     $   (0.99)
                                ========       ========       ========
        Diluted                $   (1.07)     $   (1.07)     $   (0.99)
                                ========       ========       ========

     Weighted average shares      22,797         20,451         17,705
                                ========       ========       ========

Due to uncertainties in these estimates, such as market prices, exercise possibilities and the possibility of future awards and cancellations, these pro forma disclosures are not likely to be representative of the effects on reported income for future years.

      For pro forma purposes, the fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

                             1998        1997        1996
                             ----        ----        ----
Expected life (years)          7          10          10
Interest rate                 5.52%      5.87%       6.68%
Volatility                   78.00%    135.00%     100.00%
Dividend yield                --          --          --

(9)     Employee Benefit and Incentive Compensation Plans

      In 1989, the Company adopted an employee benefit plan under
Section 401(k) of the Internal Revenue Code, for the benefit of employees meeting certain eligibility requirements. The Company has received a favorable determination letter from the Internal Revenue Service regarding the tax-favored status of the 401(k) plan. Employees can contribute up to 10 percent of their compensation. The Company, at its discretion and subject to certain limitations, may contribute up to 75 percent of the amount contributed by each participant. There were no Company contributions in 1998, 1997 or 1996. Effective January 1, 1999, the 401(k) plan was amended to (i) allow employees to contribute up to 15 percent of their compensation, and (ii) allow the Company to make matching contributions, at its option, in cash or equity securities of the Company.

 (10)     Commitments and Contingencies

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

          The Contractor   may   terminate  the   Production   Sharing
          Agreement at the end of each phase of the Exploration period, without further obligation.

     o The Company, through its wholly owned subsidiary XCL-Cathay
       Ltd., acquired the rights to appraisal, development and production of the Zhang Dong Block, in the Bohai Bay shallow water sea area, by executing a Petroleum Contract (the "Contract") with China National Petroleum Corporation ("CNPC") in August 1998. The Company is the Contractor. The Contractor shall pay all appraisal costs. If CNPC exercises its option to participate in the development of the field, all development and operating costs and related oil and gas production will be shared up to 51 percent by CNPC and the remainder by the Company.

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

          The Contractor may terminate the Contract at the end of either the first or second phase of the Appraisal period, without further obligation. The Company currently estimates that its share of the development costs on proved reserves associated with the Zhao Dong Block to be approximately $35.5 million.

     o On December 1, 1995, XCL-China submitted to arbitration certain accounting disputes arising from operations in the Bohai Bay Shallow Water Sea Area, People's Republic of China and governed by a Zhao Dong Block Operating Agreement. By the initial submission, XCL-China disputed certain amounts charged to it by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls which could develop into an event that would trigger Apache's option to purchase the Company's interest in the Contract. Thereafter, disputes involving joint interest billings through December 1998 were added to the submission. In 1997, XCL-China made some payments with respect to the disputed amounts although the arbitration proceeding remains unresolved and inactive inasmuch as a third arbitrator has not been selected.

     o    The  Company  is in dispute over a 1992 tax  assessment
          (including penalties and interest through December 31, 1988) by the Louisiana Department of Revenue and Taxation for the years 1987 through 1991 in the approximate amount of approximately $3.1 million. The Company is in dispute over a 1997 assessment (including penalties and interest through December 31, 1998) from the Louisiana Department of Revenue and Taxation for income tax years 1991 and 1992, and franchise tax years 1992 through 1996 in the approximate amount of approximately $3.3 million. The Company has filed written protests as to these assessments, and will vigorously contest the asserted deficiencies through the administrative appeals process and, if necessary, litigation. The Company believes that adequate provision has been made in the financial statements for any liability.

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

     o The Company is subject to other legal proceedings that arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company or results of operations of the Company.

(11)     Supplemental Financial Information

           Quarterly Results of Operations (Unaudited)

                                                Quarter
                              ________________________________________
                                First     Second     Third  Fourth (a) Year
                                ------    ------     -----  --------- ------
                                       (In Thousands, Except Per Share Amounts)
1998
----
Loss from operations         $ (1,653)  $ (1,334) $ (1,677) $(5,937) $(10,601)
Net loss                       (2,015)    (2,105)     (886)  (8,748)  (13,754)
Net loss attributable to
    common stock               (4,442)    (4,557)   (3,366)  (7,496)  (19,861)
Weighted average number of
 shares used in per share
 calculations:
    Basic                      22,318     22,922    22,922   23,017    22,797
    Diluted                    22,318     22,922    22,922   23,017    22,797
Net loss per share:
    Basic                       (0.20)     (0.20)    (0.15)   (0.32)    (0.87)
    Diluted                     (0.20)     (0.20)    (0.15)   (0.32)    (0.87)

1997
----
Loss from operations         $   (816)   $ (774)   $ (976) $  (5,492) $ (8,058)
Net loss                       (1,211)   (1,215)     (417)   (10,603)  (13,446)
Net loss attributable to
    common stock               (2,615)   (3,127)   (2,121)   (13,059)  (20,922)
Weighted average number of
 shares used in per share
 calculations:
    Basic                      19,204    19,569    19,725     21,360    20,451
    Diluted                    19,204    19,569    19,725     21,360    20,451
Net loss per share:
   Basic                        (0.15)    (0.16)    (0.11)     (0.61)    (1.03)
   Diluted                      (0.15)    (0.16)    (0.11)     (0.61)    (1.03)

________________

(a)  The fourth quarter of 1997 was restated.  (See Note 1.)

              Supplemental Oil and Gas Information
              ------------------------------------

      The following supplementary information is presented in accordance with the requirements of Statement of Financial
Accounting  Standards  No. 69 - "Disclosures About  Oil  and  Gas
Producing Activities."

 Results of Operations from U.S. Oil and Gas Producing Activities
 ----------------------------------------------------------------

      The results of operations from oil and gas producing activities for the three years ended December 31, 1998 are as follows (000's):

                                            Year Ended December 31,
                                        ----------------------------
                                         1998       1997        1996
                                         ----       ----        ----
Revenues from oil and gas
  producing activities:
      Sales to unaffiliated parties    $  112     $  236     $   1,136
                                        -----      -----       -------
Production (lifting) costs:
      Operating costs (including
        marketing)                        210        210           342
      State production taxes and other      3         13            28
                                        -----      -----       -------
             Production costs             213        223           370
Depletion and amortization                 53         77           437
Provision for impairment of oil and gas
  properties                               --         --         3,850
                                       ------      -----       -------
              Total expenses              266        300         4,657
                                       ------      -----       -------
Results of oil and gas producing
  activities (excluding
  corporate overhead and
  interest costs)                     $  (154)    $  (64)    $  (3,521)
                                       ======      =====       =======


      The  depreciation, depletion and amortization  (DD&A)  rate averaged $0.86, $0.81 and $0.96 per equivalent Mcf in 1998,  1997 and 1996, respectively.


  Capitalized Costs
  -----------------

      Capitalized costs relating to the Company's proved and unevaluated oil and gas properties are as follows (000's):

                                              December 31,
                                         ----------------------
                                            1998        1997
                                            ----        ----
   Foreign proved and unevaluated
     properties under development       $  86,677     $  54,937
                                           ======        ======

      The capitalized costs for the foreign properties represent cumulative expenditures related to the Zhao Dong Block and Zhang Dong Block Production Sharing Agreements and will not be depreciated, depleted or amortized until production is achieved.

      The Company's investment in oil and gas properties as of December 31, 1998, includes proved and unevaluated properties which have been excluded from amortization. Such costs will be evaluated in future periods based on management's assessment of exploration activities, expiration dates of licenses, permits and concessions, changes in economic conditions and other factors. As these properties become evaluated or developed, their cost and related estimated future revenue will be included in the calculation of the DD&A rate.

      Costs for foreign proved and unevaluated properties under development were incurred as follows (000's):


                                                   Year Ended December 31,
                                             -----------------------------------
                                                                        1995 and
                                    Total     1998     1997     1996      Prior
                                    -----     ----     -----    ----     -------
  Property acquisition costs      $ 63,322  $ 22,073 $ 14,841 $ 4,223 $ 22,185
  Capitalized interest costs        23,355     9,667    5,791   2,767    5,130
                                    ------    ------   ------   -----   ------
      Total foreign proved and
          unevaluated properties
           under development      $ 86,677  $ 31,740 $ 20,632 $ 6,990 $ 27,315
                                    ======    ======   ======   =====   ======

  Capitalized Costs Incurred
  ---------------------------

     Total capitalized costs incurred by the Company with respect to its oil and gas producing activities including those held for sale were as follows (000's):

                                               Year Ended December 31,
                                            ---------------------------
                                             1998      1997       1996
                                             ----      ----       ----
     Costs incurred:
         Unproved properties acquired      $  765     $   --     $   --
         Capitalized internal costs         2,058      2,466        822
         Capitalized interest and
           amortized debt costs             9,667      5,791      2,767

     Exploration                           11,623      7,466      3,401

     Development                            7,627      4,909          4
                                           ------     ------      -----
              Total costs incurred        $31,740    $20,632     $6,994
                                           ======     ======      =====

                 Proved Oil Reserves (Unaudited)
                 -------------------------------

      The following table sets forth estimates of the Company's net interests in proved reserves of oil and changes in estimates of proved reserves. The Company did not have proved developed oil or proved gas reserves in 1998, 1997 or 1996. The Company's net interests in 1998, 1997 and 1996 were located in the Zhao Dong Block in China.

                                                 Crude Oil (MBbls)
                                          -----------------------------
                                           1998        1997       1996
                                           ----        ----       ----
Proved reserves -
   Beginning of year                     11,762      10,579         --

     Discoveries                            249       1,183     10,579
     Revisions of previous estimates        826          --         --
     Production                              --          --         --
     Purchases (sales) of minerals
       in place                              --          --         --
     Transfer of property to assets
       held for sale                         --          --         --
                                         ------      ------     ------
   End of year                           12,837      11,762     10,579
                                         ======      ======     ======

     The Company's estimated quantities of oil as of December 31,
1998,   were   prepared  by  H.J.  Gruy  and  Associates,   Inc.,
independent petroleum engineers.

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

      Future cash flows from proved oil reserves were computed on the basis of the posted price for oil in effect at year-end. Probable and possible reserves - a portion of which, experience has indicated, generally become proved once further development work has been conducted - are not considered.
Additionally,  estimated  future  cash  flows   are dependent upon
the  assumed quantities  of  oil  delivered  and purchased  from
the Company. Such deliverability  estimates  are highly   complex
and  are  not  only  based  on   the   physical characteristics
of a property but also include assumptions relative to purchaser demand. Future prices actually received may differ from the estimates in the standardized measure.

      Future  net  cash  flows have been  reduced  by  applicable
estimated   operating   costs,  production   taxes   and   future
development costs, all of which are based on current costs.

      Future net cash flows are further reduced by future income taxes that are calculated by applying the statutory federal income tax rate to pretax future net cash flows after utilization of available tax carryforwards.

      To reflect the estimated timing of future net cash flows, such amounts have been discounted by the Securities and Exchange
Commission prescribed annual rate of 10 percent.

      In view of the uncertainties inherent in developing this supplementary information, it is emphasized that the information represents approximate amounts that may be imprecise and extreme caution should accompany its use and interpretation.

Standardized Measure of Discounted Future Net Cash Flows Related
----------------------------------------------------------------
                 to Proved Oil and Gas Reserves
                 ------------------------------

     The standardized measure of discounted future net cash flows from proved oil and gas reserves, determined in accordance with rules prescribed by FASB No. 69 is summarized below, and does not purport to present the fair market value of the Company's oil and gas assets, but does present the present value of estimated future cash flows from the Company's China properties, that would result under the assumptions used.

                                              Year Ended December 31,
                                      -----------------------------------
                                       1998          1997          1996
                                       ----          ----          ----
                                               (In Thousands)
Future cash inflows                $ 178,304     $ 205,765     $  222,797
Future costs:
    Production, including taxes      (44,679)      (45,623)       (39,033)
    Development                      (41,021)      (41,093)       (40,904)
                                     -------       -------        -------
Future net inflows before income
  taxes                               92,604       119,049        142,860
Future income taxes (a)              (17,441)      (22,916)       (35,658)
                                     -------       -------        -------
Future net cash flows                 75,163        96,133        107,202
10% discount factor                  (37,218)      (42,285)       (44,596)
                                     -------       -------        -------
Standardized measure of discounted
 net cash flows                     $ 37,945     $  53,848      $  62,606
                                     =======       =======        =======

_____________
 (a) Future income taxes are computed by applying the maximum tax rate in China applicable to foreign-funded enterprises of 33%.

  Changes in Standardized Measure of Discounted Future Net Cash
  -------------------------------------------------------------
               Flow From Proven Reserve Quantities
               -----------------------------------

                                                Year Ended December 31,
                                               -------------------------
                                                1998      1997     1996
                                                -----    -----     -----
                                                     (In Thousands)
Standardized measure-beginning of year       $ 53,848  $ 62,606   $    --
Increases (decreases):
    Net change in sales and transfer prices,
      net of production costs                 (30,027)  (24,847)       --
    Extensions, discoveries and improved
      recovery, net of future costs             6,860        --    79,062
    Changes in estimated future development
      costs                                     1,492      (219)       --
    Accretion of discount                       6,413     8,451        --
    Changes in production rates (timing)
      and other                                (3,942)       --        --
    Net change in income taxes                  3,301     7,857   (16,456)
                                               ------    ------   -------
Standardized measure-end of year             $ 37,945   $53,848  $ 62,606
                                               ======    ======    ======

                    XCL Ltd. and Subsidiaries

          Schedule II-Valuation and Qualifying Accounts

      For the Years Ended December 31, 1998, 1997 and 1996
                         (In Thousands)

                                                 Additions
                                          -------------------------
                              Balance at     Charged                 Balance at
                             Beginning of   to costs                   End of
Description                      Year     and expenses   Deduction      Year
-----------                  -----------  ------------   ---------   ---------
1998:
Allowance for doubtful
  trade accounts receivable    $     65     $    53    $    --     $    118
                                =======      ======     ======      =======
Deferred tax valuation
  allowance                    $ 83,564     $ 3,007    $    --     $ 86,571
                                =======      ======     ======      =======
1997:
Allowance for doubtful
  trade accounts receivable    $    101     $    --    $    36     $     65
                                =======      ======     ======      =======
Deferred tax valuation
  allowance                    $ 81,075     $ 2,489    $    --     $  83,564
                                =======      ======     ======      ========
1996:
Allowance for doubtful
  trade accounts receivable    $    103     $    --    $     2     $     101
                                =======      ======     ======      ========
Deferred tax valuation
  allowance                    $ 76,743     $ 4,332    $    --     $  81,075
                                =======      ======     ======      ========

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholder of XCL-China, Ltd.

In our opinion, the financial statements listed in the index appearing under item 14(a)(1) and (2) present fairly, in all material respects, the financial position of XCL-China, Ltd. and its subsidiaries at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going
concern.   As  discussed in Note 2 to the financial statements,
the Company has not generated production revenues, is dependent on its parent to meet its cash flow requirements and must, in conjunction with its parent company, generate additional cash flows to satisfy its development and exploratory obligations with respect to its oil and gas properties. There is no assurance that the Company or its parent will be able to generate the necessary funds to satisfy these contractual obligations with respect to its China properties and to ultimately achieve profitable operations, which creates substantial doubt about its ability to continue as a going concern. Managements' plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PRICEWATERHOUSECOOPERS LLP


Miami, Florida
April 12, 1999

                         XCL-China, Ltd.
                         BALANCE SHEETS
                         (In Thousands)

                                                       December 31,
                                                  --------------------
                      A S S E T S                   1998          1997
                      -----------                   ----          ----
Current assets:
      Cash and cash equivalents                   $     2     $    --
      Cash held in escrow (restricted)                102          --
      Other                                            70         103
                                                   ------      ------
              Total current assets                    174         103
                                                   ------      ------
Property and equipment:
      Oil and gas (full cost method):
           Proved undeveloped properties,
             not being amortized                   28,274      21,172
           Unevaluated properties                  56,708      33,132
                                                   ------      ------
                                                   84,982      54,304
      Other                                           416         167
                                                   ------      ------
                                                   85,398      54,471
      Accumulated depreciation                         (5)         (1)
                                                   ------      ------
                                                   85,393      54,470
                                                   ------      ------
Other assets                                          359         668
                                                   ------      ------
               Total assets                     $  85,926    $ 55,241
                                                   ======      ======

L I A B I L I T I E S  A N D  S H A R E H O L D E R `S  D E F I C I T
---------------------------------------------------------------------

Current liabilities:
      Accounts payable and accrued expenses     $     229    $    285
      Due to joint venture partner                  8,168       4,503
                                                   ------      ------
           Total current liabilities                8,397       4,788
                                                   ------      ------
Due to parent                                      80,425      52,383
Commitments and contingencies (Notes 2 and 5)
Shareholder's deficit:
   Common stock-$.01 par value; authorized
     5 million shares at December 31, 1998
     and 1997; issued shares of 1,000 shares
     at December 31, 1998 and 1997                     --         --
      Accumulated deficit                          (2,896)    (1,930)
                                                   ------     ------
           Total shareholders' deficit             (2,896)    (1,930)
                                                   ------     ------
                Total liabilities and
                  shareholder's deficit         $  85,926   $ 55,241
                                                  =======     ======

 The accompanying notes are an integral part of these financial statements.

                         XCL-China, Ltd.

                    STATEMENTS OF OPERATIONS
                         (In Thousands)

                                                  Year Ended December 31,
                                                ---------------------------
                                                1998      1997       1996
                                                ----      ----       -----
Costs and operating expenses:
Depreciation                                  $    4     $    1     $   --
      General and administrative costs           573        578        702
                                               -----      -----      -----
                                                 577        579        702
                                               -----      -----      -----
Operating loss                                  (577)      (579)      (702)
                                               -----      -----      -----
Interest expense, net of amounts
  capitalized                                   (389)      (134)        --
                                               -----      -----      -----
Net loss                                      $ (966)    $ (713)    $ (702)
                                               =====      =====      =====

 The accompanying notes are an integral part of these financial statements.

                         XCL-China, Ltd.

               STATEMENTS OF SHAREHOLDER'S DEFICIT
                         (In Thousands)


              Balance, December 31, 1995     $  (515)
                   Net loss                     (702)
                                               -----
              Balance, December 31, 1996      (1,217)
                   Net loss                     (713)
                                               -----
              Balance, December 31, 1997      (1,930)
                   Net loss                     (966)
                                               -----
              Balance, December 31, 1998     $(2,896)
                                               =====


 The accompanying notes are an integral part of these financial statements.

                         XCL-China, Ltd.

                    STATEMENTS OF CASH FLOWS
                         (In Thousands)

                                                      Year Ended December 31,
                                                   ---------------------------
                                                     1998      1997     1996
                                                     ----      ----     ----
Cash flows from operating activities:
    Net loss                                      $  (966)  $  (713)  $   (702)
                                                   ------     -----     ------
    Adjustments to reconcile net loss to
       net cash (used in) provided by
       operating activities:

Depreciation                                           4          1          --
        Change in assets and liabilities:
             Accounts payable and accrued expenses   (56)        30       2,825
             Other, net                              442       (604)         25
                                                    ----      -----     -------
                  Total adjustments                  390       (573)      2,850
                                                    ----      -----     -------
                  Net cash (used in) provided by
                    operating activities            (576)    (1,286)      2,148
                                                    ----      -----     -------

Cash flows from investing activities:
    Change in cash held in escrow (restricted)      (102)        --          --
    Capital expenditures                         (27,262)   (15,889)     (4,237)
Other                                                 --         --         249
                                                  ------     ------      ------
                  Net cash used in investing
                   activities                    (27,364)   (15,889)     (3,988)
                                                  ------     ------      ------
Cash flows from financing activities:
    Loan proceeds                                     --      6,100          --
    Payment of long-term debt                         --     (6,100)         --
    Due to parent                                 28,042     17,175       1,840
    Other, net                                      (100)        --          --
                                                  ------     ------       -----
                  Net cash provided by financing
                    activities                    27,942     17,175       1,840
                                                  ------     ------       -----
Net increase in cash and cash equivalents              2         --          --
Cash and cash equivalents at beginning of year        --         --          --
                                                  ------     ------       -----
Cash and cash equivalents at end of year        $      2    $    --      $   --
                                                  ======     ======       =====
 The accompanying notes are an integral part of these financial statements.

                         XCL-China Ltd.

                  NOTES TO FINANCIAL STATEMENTS


(1)       Nature   of  Operations  and  Summary  of   Significant
          Accounting Policies:

  Nature of Operations:
  --------------------

      XCL-China, Ltd. (the "Company" or "XCL-China") is engaged principally in the exploration for and the development and production of crude oil and natural gas. Its exploration and development efforts are, at this time, focused primarily on the Zhao Dong Block in the shallow-water sea area of Bohai Bay in The People's Republic of China ("China"). XCL-China's activities on the Zhao Dong Block have been undertaken pursuant to an exploration and production joint venture with China National Oil and Gas Exploration and Development Corporation ("CNODC"), a subsidiary of China National Petroleum Corporation ("CNPC"), one of the national oil companies of China.

  Basis of Presentation:
  ---------------------

      The financial statements include the accounts of XCL-China, a wholly owned subsidiary of XCL Ltd. (the "parent").

     Use of Estimates in the Preparation of Financial Statements:

      The preparation of the Company's financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      The capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method based on estimates of proved oil and gas reserves. Independent petroleum engineers estimated the reserves in 1998 and 1997. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that properties are impaired, the amount of the impairment is added to the capitalized costs to be depleted. The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized for the period that activities are in progress to bring these projects to their intended use.

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

    Capitalized Interest:
    --------------------

     During fiscal 1998, 1997 and 1996, interest (incurred by the parent) and associated costs of approximately $9.7 million, $5.8 million and $2.8 million, respectively were capitalized with respect to significant investments in oil and gas properties that are not being currently depreciated, depleted, or amortized and on which exploration or development activities are in progress.

     Foreign Operations:
     ------------------

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

   Recent Accounting Pronouncements:
   --------------------------------

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

      The  Company adopted SFAS No. 130 and SFAS No.  131  during
1998. which did not have a material effect on the Company's financial statements.

      In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. SFAS No. 133 will become effective with respect to the Company on January 1, 2000. The Company is currently evaluating the impact of the statement.

(2)     Liquidity and Management's Plan

      The Company's parent, in connection with its 1995 decision to dispose of its domestic properties, is devoting all of its efforts toward the development of the Company's properties. The Company has historically relied on its parent to meet its cash flow requirements. The parent has cash available in the amount of approximately $83,000 as of December 31, 1998 and a working capital deficit of $79.0 million. The Senior Secured Notes in the amount of $63.5 million have been reclassified because the Company's parent does not currently have sufficient funds to make the next interest payment (in the approximate amount of $5.6 million) due in May 1999. Failure by the parent to make such payment could allow the holders of the Notes to declare all amounts outstanding immediately due and payable. The Company and its parent will need additional funds to meet the development and exploratory obligations until sufficient cash flows are generated from anticipated production to sustain operations and to fund future development and exploration obligations.


      The parent plans to generate the additional cash needed through the sale or financing of its domestic assets held for sale and the completion of additional equity, debt or joint venture transactions. There is no assurance, however, that the parent will be able to sell or finance its assets held for sale or to complete other transactions in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations. If production from the parent's other properties commences in late 1999, as anticipated, the parent's cash flow will be available to help satisfy a portion of its cash requirements. However, there is likewise no assurance that such development will be successful and production will commence, and that such cash flow will be available.

(3)     Supplemental Cash Flow Information

     There were no income taxes paid for the years ended December
31, 1998, 1997 and 1996.

(4)     Income Taxes

      Foreign income taxes are accounted for under the tax structure in that country, principally China. As of December 31, 1998, the Company does not have undistributed earnings available to its parent because of accumulated losses. Further, such losses have provided no tax benefit to the parent company and accordingly, there has been no tax impact. When necessary the Company will enter into an appropriate tax sharing arrangement with its parent.

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

          The Contractor   may   terminate  the   Production   Sharing
          Agreement at the end of each phase of the Exploration period, without further obligation.

     o On December 1, 1995, XCL-China submitted to arbitration certain accounting disputes arising from operations in the Bohai Bay Shallow Water Sea Area, People's Republic of China and governed by a Zhao Dong Block Operating Agreement. By the initial submission, XCL-China disputed certain amounts charged to it by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls which could develop into an event that would trigger Apache's option to purchase the Company's interest in the Contract. Thereafter, disputes involving joint interest billings through 1998 were added to the submission. In 1997, XCL-China made some payments with respect to the disputed amounts although the arbitration proceeding remains unresolved and inactive inasmuch as a third arbitrator has not been selected.

(6)     Related Party Transactions

      The Company has consistently borrowed money from its parent for the acquisition and development of its oil and gas properties. The amount due the parent as of December 31, 1998 is approximately $80.4 million. All of the Common Stock of the Company has been pledged as collateral for parent company debt and the Company is a guarantor on certain Senior Secured Notes described below.

     Senior Secured Notes of Parent Company
     --------------------------------------

      On May 20, 1997, the parent company sold in an unregistered offering to qualified institutional buyers and accredited institutional investors 75,000 Note Units. Each Note Unit consisted of $1,000 principal amount of 13.5% Senior Secured Notes due May 1, 2004 and one Common Stock Purchase Warrant to purchase 85 shares of the parent's common stock, par value $0.01 per share (the "Common Stock"), at an exercise price of $3.09 per share, first exercisable after May 20, 1998. Since the Notes have not been registered at December 31, 1998 the interest rate has been increased to 15% pursuant to the terms of the Note Offering.

      Interest on the Notes is payable semi-annually on May 1 and November 1. The Notes will mature on May 1, 2004. The Notes are not redeemable at the option of the parent prior to May 1, 2002. The parent may redeem, at its option prior to May 1, 2002, up to 35% of the original aggregate principal amount of the Notes, at a redemption price of 113.5% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption, with the net proceeds of any equity offering completed within 90 days prior to such redemption; provided that at least $48.75 million in aggregate principal amount of the Notes remain outstanding. On or after May 1, 2002, the Notes are redeemable at the option of the parent, in whole or in part, at an initial redemption price of 106.75% of the aggregate principal amount of the Notes until May 1, 2003, and at par thereafter, plus accrued and unpaid interest, if any, to the date of redemption.

      The Senior Secured Notes restrict, among other things, the parent's and its subsidiaries ability to incur additional debt, incur liens, pay dividends, or make certain other restricted payments. They also limit the parent's ability to consummate certain asset sales, enter into certain transactions with affiliates, enter into mergers or consolidations, or dispose of substantially all the parent's assets. The parent's ability to comply with such covenants may be affected by events beyond its control. The breach of any of these covenants could result in default. A default could allow holders of the Notes to declare all amounts outstanding and accrued interest immediately due and payable. A foreclosure on the stock of the Company could trigger Apache's right of first refusal under the Participation Agreement to purchase such stock or its option to purchase the parent's interest in the Contract. There can be no assurance that the assets of the parent and the Company, or any other Subsidiary Guarantors would be sufficient to fully repay the Notes and the parent's other indebtedness.

              Supplemental Oil and Gas Information
              ------------------------------------

      The following supplementary information is presented in accordance with the requirements of Statement of Financial
Accounting  Standards  No. 69 - "Disclosures About  Oil  and  Gas
Producing Activities."

  Capitalized Costs
  -----------------

      Capitalized costs relating to the Company's proved and unevaluated oil and gas properties, are as follows (000's):

                                                December 31,
                                            --------------------
                                              1998         1997
                                              ----         ----
   Proved and unevaluated properties
     under development                    $  84,982     $  54,304
                                            =======       =======

      The  capitalized  costs  for the  oil  and  gas  properties represent cumulative expenditures related to the Zhao Dong  Block
Production   Sharing  Agreement  and  will  not  be  depreciated,
depleted or amortized until production is achieved.

      The Company's investment in oil and gas properties as of December 31, 1998, includes proved and unevaluated properties which have been excluded from amortization. Such costs will be evaluated in future periods based on management's assessment of exploration activities, expiration dates of licenses, permits and concessions, changes in economic conditions and other factors. As these properties become evaluated or developed, their cost and related estimated future revenue will be included in the calculation of the DD&A rate. Such costs were incurred as follows:

       Costs   for   proved  and  unevaluated  properties   under
development were incurred as follows (000's):


                                                   Year Ended December 31,
                                           -------------------------------------
                                                                        1995 and
                                   Total     1998      1997      1996      Prior
                                   -----     -----     ----      ----   --------
  Property acquisition costs     $ 61,627  $ 21,011  $ 14,208  $  4,223  $22,185
  Capitalized interest costs       23,355     9,667     5,791     2,767    5,130
                                  -------   -------   -------    ------   ------
      Total proved and
        unevaluated  properties
         under development       $ 84,982  $ 30,678  $ 19,999  $  6,990  $27,315
                                  =======   =======   =======    ======   ======

  Capitalized Costs Incurred
  --------------------------

     Total capitalized costs incurred by the Company with respect to its oil and gas producing activities were as follows (000's):

                                                      Year Ended December 31,
                                                  ----------------------------
                                                   1998       1997       1996
                                                   ----       ----       ----
     Costs incurred:
         Unproved properties acquired            $    --     $   --     $     --
         Capitalized internal costs                2,023      2,466          822
         Capitalized interest and amortized debt
           costs                                   9,667      5,791        2,767

     Exploration                                  11,361      6,833        3,401

     Development                                   7,627      4,909           --
                                                  ------     ------       ------
                  Total costs incurred           $30,678    $19,999     $  6,990
                                                  ======     ======       ======

                Proved Oil  Reserves (Unaudited)

      The following table sets forth estimates of the Company's net interests in proved reserves of oil and changes in estimates of proved reserves. The Company did not have proved developed oil or proved gas reserves in 1998 or 1997.

                                                   Crude Oil (MBbls)
                                                 --------------------
                                                 1998            1997
                                                 ----            ----
Proved reserves -
   Beginning of year                            11,762          10,579

     Discoveries                                   249           1,183
     Revisions of previous estimates               826              --
     Production                                     --              --
     Purchases (sales) of minerals in place         --              --
     Transfer of property to assets held for
       sale                                         --              --
                                                ------          ------
   End of year                                  12,837          11,762
                                                ======          ======

      H.J. Gruy and Associates, Inc., independent petroleum engineers prepared estimated quantities of oil for the Company, as of December 31, 1998.

              Supplementary Information (Unaudited)
              ------------------------------------

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

      Future cash flows from proved oil reserves were computed on the basis of the posted price for oil in effect at year-end. Probable and possible reserves, a portion of which, experience has indicated, generally become proved once further development work has been conducted, are not considered. Additionally, estimated future cash flows are dependent upon the assumed quantities of oil delivered and purchased from the Company. Such deliverability estimates are highly complex and are not only based on the physical characteristics of a property but also include assumptions relative to purchaser demand. Future prices actually received may differ from the estimates in the standardized measure.

      Future  net  cash  flows have been  reduced  by  applicable
estimated   operating   costs,  production   taxes   and   future
development costs, all of which are based on current costs.

      Future net cash flows are further reduced by future income taxes that are calculated by applying the statutory federal income tax rate to pretax future net cash flows after utilization of available tax carryforwards.

      To reflect the estimated timing of future net cash flows, such amounts have been discounted by the Securities and Exchange
Commission prescribed annual rate of 10 percent.

      In view of the uncertainties inherent in developing this supplementary information, it is emphasized that the information represents approximate amounts that may be imprecise and extreme caution should accompany its use and interpretation.

Standardized Measure of Discounted Future Net Cash Flows Related
----------------------------------------------------------------
                     to Proved Oil Reserves
                     ----------------------

     The standardized measure of discounted future net cash flows from proved oil reserves, determined in accordance with rules prescribed by FASB No. 69 is summarized below. Such standardized measure of discounted future net cash flows does not purport to present the fair market value of the Company's oil assets, but does present the present value of estimated future cash flows that would result under the assumptions used.


                                               Year Ended December 31,
                                               -----------------------
                                                1998           1997
                                                ----           ----
                                                   (In Thousands)
Future cash inflows                         $  178,304     $  205,765
Future costs:
    Production, including taxes                (44,679)       (45,623)
    Development                                (41,021)       (41,093)
                                                ------        -------
Future net inflows before income taxes          92,604        119,049
Future income taxes (1)                        (17,441)       (22,916)
                                                ------        -------
Future net cash flows                           75,163         96,133
10% discount factor                            (37,218)       (42,285)
                                               -------        -------
Standardized measure of discounted net
  cash flows                                $   37,945     $   53,848
                                              ========       ========
_______________
(1) Future income taxes are computed by applying the maximum tax rate in China applicable to foreign-funded enterprises of 33%.

  Changes in Standardized Measure of Discounted Future Net Cash
  -------------------------------------------------------------
               Flow From Proven Reserve Quantities
               -----------------------------------

                                               Year Ended December 31,
                                              --------------------------
                                                1998      1997     1996
                                                ----      ----     ----
                                                     (In Thousands)
Standardized measure-beginning of year       $ 53,848  $ 62,606  $    --
Increases (decreases):
    Net change in sales and transfer prices,
      net of production costs                 (30,027)  (24,847)      --
    Extensions, discoveries and improved
      recovery, net of future costs             6,860        --    79,062
    Changes in estimated future development
     costs                                      1,492      (219)       --
    Accretion of discount                       6,413     8,451        --
    Changes in production rates (timing)
     and other                                 (3,942)       --        --
     Net change in income taxes                 3,301     7,857   (16,456)
                                               ------    ------    ------
Standardized measure-end of year             $ 37,945  $ 53,848  $ 62,606
                                               ======    ======    ======


Item  9.       Changes  in and Disagreements  on  Accounting  and
               Financial Disclosure.

     There have been no changes in and there are no disagreements with the Company's accountants on accounting and financial disclosure.

                            PART III


Item 10.     Directors and Executive Officers of the
             Registrant.

      Officers of the Company and its wholly owned subsidiaries serve at the pleasure of the Board of Directors and are appointed annually at the meeting of the Board of Directors immediately following the annual meeting of shareholders. The following individuals are officers and directors of the Company and its subsidiaries as of March 31, 1999:

                                                                          Officer  Director
       Name                         Position                        Age    Since    Since
-----------------------   -----------------------------------      -----  -------  --------
Marsden W. Miller, Jr.    Chairman of the Board and Chief            57     1981     1981
                          Executive Officer of the Company
                          and Principal Financial Officer (1)

John T. Chandler          Vice Chairman of the Board of the          66     1982     1983
                          Company and Chairman and Chief
                          Executive Officer of XCL-China Ltd. (1)(4)

Danny M. Dobbs            President and Chief Operating Officer       52    1991      --
                          of the Company and President of XCL-
                          China Ltd.(4)

Benjamin B. Blanchet      Executive Vice President and Director       46    1997     1997
                          of the Company(1)

Richard K. Kennedy        Vice President of Engineering of the        45    1989     --
                          Company

Joseph T. K. Chan         Vice President, XCL-China LubeOil           52    1998     --
                          Ltd.(5)

John H. Haslam            Treasurer of the Company                    57    1996     --

Lisha C. Falk             Secretary of the Company                    37    1997     --

Fred Hofheinz             Director of the Company, Attorney at        61      --    1991
                           Law(2)(3)

Arthur W. Hummel, Jr.        Director of the Company, Independent     78      --     1994
                             Consultant(2)(3)

Sir Michael Palliser        Director of the Company, Independent      76      --     1994
                            Consultant(2)(3)

Francis J. Reinhardt, Jr.   Director of the Company, Partner in       69      --     1992
                            Carl H. Pforzheimer & Co.(2)(3)

R. Thomas Fetters, Jr.      Director of the Company, Independent      59      --     1997
                            Consultant (2)(3)

Peter F. Ross               Director of the Company, Chairman of      60      --     1998
                            Dawnay Day Capital Markets

_______________

(1) Member of the Executive Committee. The Committee met four times during 1998 and, subject to certain statutory limitations on its authority, has all of the powers of the Board of Directors while the Board is not in session, except the power to declare dividends, make and alter Bylaws, fill vacancies on the Board or the Executive Committee, or change the membership of the Executive Committee.

(2) Member of the Compensation Committee. The Committee met once in 1998. It is charged with the responsibility of administering and interpreting the Company's stock option plans; it also recommends to the Board the compensation of employee-directors, approves the compensation of other executives and recommends policies dealing with compensation and personnel engagements.

(3) Member of the Audit Committee. The Committee met once in 1998. It reviews with the independent auditors the general scope of audit coverage. Such review includes consideration of the Company's accounting practices, procedures and system of internal accounting controls. The Committee also recommends to the Board the appointment of the Company's independent auditors, and at least annually the Committee reviews the services performed and the fees charged by the independent auditors engaged by the Company.

(4) XCL-China Ltd. is an International Business Company incorporated under the laws of the British Virgin Islands, wholly owned by the Company, which manages the Company's oil and gas operations on the Zhao Dong Block.

(5) XCL-China LubeOil Ltd. is an International Business Company incorporated under the laws of the British Virgin Islands, wholly owned by the Company, which holds a 49% interest in a joint venture with CNPC United LubeOil Corporation for the production and sale of lubricants.

     Under the Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws of the Company, the Board Directors is divided into three classes of directors serving staggered three-year terms, with one class to be elected at each annual meeting of shareholders and to hold office until the end of their term and until their successors have been elected and qualified. The current Class I directors, whose terms of office expire at the 2000 annual meeting of shareholders, are Messrs. Arthur W. Hummel, Jr., Michael Palliser and Benjamin B. Blanchet; the current Class II directors, whose terms of office expire at the 2001 annual meeting of shareholders, are Messrs. Marsden W. Miller, Jr., R. Thomas Fetters, Jr. and Francis J. Reinhardt, Jr.; and the current Class III directors, whose terms of office expire at the 1999 annual meeting of shareholders, are Messrs. John T. Chandler, Fred Hofheinz and Peter F. Ross. Mr. Ross was appointed as a Class III director on April 7, 1998.

     The Board held six meetings in 1998. The average attendance by directors at these meetings was 91%, and all directors attended 95% of the Board and Committee meetings they were scheduled to attend.

      Under Delaware law and the Bylaws, incumbent directors have the power to fill any vacancies on the Board of Directors, however occurring, whether by an increase in the number of directors, death, resignation, retirement, disqualification, removal from office or otherwise. Any director elected by the Board to fill a vacancy would hold office for the unexpired term of the director whose place has been filled, except that a director elected to fill a newly-created directorship resulting from an increase in the number of directors, whether elected by the Board or shareholders, would hold office for the remainder of the full term of the class of directors in which the new directorship was created or the vacancy occurred, and until his successor is elected and qualified. If the size of the Board is increased, the additional directors would be apportioned among the three classes to make all classes as nearly equal as possible.

      The holders of the Amended Series A Preferred Stock are entitled to cast the same number of votes (voting together with the Common Stock as a single class) as the number of shares of Common Stock issuable upon conversion of the Amended Series A Preferred Stock.

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

Biographical Information
------------------------

      MARSDEN W. MILLER, JR., Chairman, has been Chief Executive Officer and a director since the Company's incorporation in 1981. He has engaged in the independent domestic and international oil business since 1964 on an individual basis, as a stockholder and officer in several companies and as a practicing attorney. In addition to the U.S. and China, he has been involved in various aspects of the oil business in Southeast Asia, Africa, Europe, South America, several former Soviet Republics and Canada. Mr. Miller graduated from Louisiana State University, cum laude, in 1964.

      JOHN T. CHANDLER is Vice Chairman of the Board and Chairman and Chief Executive Officer of XCL-China. He joined the Company in June 1982, becoming a director in May 1983. From 1976 until he joined the Company he was the Managing Partner of the Oil and Gas Group of GSA Equity, Inc., New York and director of Executive Monetary Management, Inc., the parent company of GSA Equity, Inc. From 1972 to 1976, he was director and Vice President of Exploration and Production of Westrans Petroleum, Inc. and a director of a number of its subsidiaries. During 1971 and 1972, he was a petroleum consultant and manager of the oil department of Den norske Creditbank in Oslo, Norway. Mr. Chandler was Vice President and Manager of the Petroleum Department of the Deposit Guaranty National Bank in Jackson, Mississippi from 1969 to August 1971 and, from 1967 to February 1969 was a petroleum engineer first for First National City Bank (now known as Citibank, N.A.) and then The Bank of New York. From March 1963 to July 1967, he was a petroleum engineer for Ashland Oil and Refining Company, and from 1959 to 1963, he held the same position with United Producing Company, Inc., which was acquired by Ashland Oil.

      Mr. Chandler graduated from the Colorado School of Mines with a Professional degree in petroleum engineering and is a Registered Professional Engineer in the States of Colorado and Texas, a member of the Society of Petroleum Evaluation Engineers and a member of AIME.

      DANNY M. DOBBS is the President and Chief Operating Officer of the Company effective December 17, 1997. Mr. Dobbs previously served as Executive Vice President and Chief Operating Officer of the Company and prior to that as Vice President-Exploration of XCL Exploration & Production, Inc., a wholly-owned subsidiary of the Company, having joined the Company in 1985 as Senior Exploration Geologist. From 1981 to 1985 Mr. Dobbs was a consulting geologist. From 1976 to 1981, he held the position of Exploration Geologist in the South Louisiana District for Edwin
L. Cox in Lafayette, Louisiana. He served in various geologic positions with Texaco, Inc. from 1971 to 1976, his experience encompassing management, structural and stratigraphic mapping, coordination of seismic programs and budget evaluation and preparation. Mr. Dobbs holds B.S. and M.S. degrees in geology from the University of Alabama, Tuscaloosa, Alabama.

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

      JOSEPH T. K. CHAN is Vice President of XCL-China LubeOil Ltd., having joined the Company in 1998. Mr. Chan has more than 20 years experience in the oil industry with major American oil companies. From August 1994 until joining the Company, Mr. Chan was an agent and consultant for Asian importers of U.S. made chemical, petrochemical and industrial products. From 1991 to 1994 he was Regional Manager of Sun Oil Far East, Inc. and Head of Technical Support of China Sun Lubeoil joint venture plant in Skekou, China, responsible for regional sales, marketing and production operations in Asia and the Pacific Rim under Sun Oil Trading, Inc., a wholly owned subsidiary of Sun Oil Corp. From
1988 to 1990, Mr. Chan was Marketing Director to De Huns International Ltd. with chemicals and garment manufacturing investments and operations in China. From 1986 to 1988, he served as General Manager of Sales & Marketing and Technical Services for U.K. based Castrol Oil Hong Kong. Mr. Chan served as Divisional Import Manager for Li & Fung Trading in Taiwan, Marketing Director of CDW Manufacturing Group in Hong Kong and Project Manager of Cha Chi Ming (China Investment) Ltd. from 1982 to 1986. From 1976 to 1981, he served as Industrial Sales & Marketing Manager for Caltex Oil Hong Kong, a joint venture of Chevron and Texaco in Asia. From 1975 to 1976 he was Senior Sales Engineer and Area Sales Manager for Drew Chemical Corporation. Mr. Chan was employed with Esso Standard Oil Hong Kong as International Sales Supervisor from 1972 to 1975 and as a Marine and Aviation Sales and Technical Representative from 1970 to 1972. Mr. Chan holds a Bachelor of Commercial Science degree from CH University of Hong Kong and has completed the Masters Study Program from Caltex Management Institute in Indonesia. Mr. Chan has also attended comprehensive training in lubeoil engineering from the Esso Research Center in Abington Oxford, and leadership and refinery operations programs with Texaco and Chevron.

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

      R.  THOMAS  FETTERS,  JR., a director  since  1997,  is  an independent oil and gas consultant. He has over 25 years of exploration, production and management experience, both domestic and foreign. From 1995 to 1997 Mr. Fetters was Senior Vice President of Exploration of National Energy Group, Inc., Dallas, Texas, and from February 1990, until September 1995, he was Vice President of Exploration of XCL Ltd., and President of XCL-China Ltd. During 1989, until joining the Company, he served as
Chairman and Chief Executive Officer of Independent Energy Corporation. From 1984 to 1989, he served as President and Chief Executive Officer of CNG Producing Company in New Orleans, Louisiana, and from 1983 to 1984 as General Manager of the Planning and Technology Division of Consolidated Natural Gas Service Co. in Pittsburgh, Pennsylvania. From 1966 to 1983, he served in various positions, from Geologist to Exploration Manager, with several divisions of Exxon, primarily in the Gulf Coast region of the U.S. and internationally, in Malaysia and Australia. Mr. Fetters holds B.S. and M.S. degrees in geology from the University of Tennessee.

      FRED HOFHEINZ, a director since 1991, is an attorney at law in Houston, Texas. From 1984 to 1987, he served as President of Energy Assets International Corporation, a fund management company, now a subsidiary of Torch Energy Advisors, serving as a consultant to Torch Energy Advisors until 1989. Mr. Hofheinz also served as the Mayor of Houston, Texas from 1974 to 1978. He, along with his family, developed the Astrodome in Houston, and owned the Houston Astros baseball team until 1974. He is founder and director of United Kiev Resources, Inc., an oil and gas production company operating in the Republic of the Ukraine in the name of its wholly-owned subsidiary, Carpatsky Petroleum Company. Mr. Hofheinz earned a Ph.D. degree in Economics from the University of Texas and his law degree from the University of Houston.

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

      Mr. Hummel was born in China. After education in the U.S. he returned to China prior to Pearl Harbor. Interned by the Japanese, he escaped and fought behind the Japanese lines with Chinese guerrillas in north China until the end of the war.

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

      SIR MICHAEL PALLISER, a director since April 1994, was from 1984 to 1993 Chairman of Samuel Montagu & Co. Limited, the London merchant bank owned by Midland Bank, of which he was Deputy Chairman from 1987 to 1991, and that is now part of the Hong Kong & Shanghai Banking Corporation. He was Vice Chairman of Samuel Montagu from 1993 to 1996. He is a former Director of BAT Industries, Bookers, Eagle Star, Shell and United Biscuits.

     In 1947, he joined the British Diplomatic Service and served in a variety of overseas and Foreign Office posts before becoming head of the Planning Staff from 1964-1966. He was Private Secretary to the Prime Minister from 1966-1969, Minister in the British Embassy in Paris from 1969-1971, and the British
Ambassador and Permanent Representative to the European Communities in Brussels from 1971-1975. He was, from 1975 until his retirement in 1982, Permanent Under-Secretary of State in the Foreign and Commonwealth Office, and Head of the Diplomatic Service. From April to July 1982, he was a special adviser to the Prime Minister in the Cabinet Office during the Falklands War. He was appointed a Member of the Privy Council in 1983.
Effective December 31, 1995, Mr. Palliser resigned as President of the China-Britain Trade Group and a director of the UK-Japan 2000 Group, and effective February 29, 1996, he resigned as Deputy Chairman of British Invisibles. Mr. Palliser is also a former member of the Trilateral Commission and director of the Royal National Theatre. He is a former Chairman of the Major Projects Association, designed to assist in and for the handling of major industrial projects. Mr. Palliser also serves as Vice-Chairman of the Salzburg Seminar, a center for intellectual exchange based in Middlebury, Vermont, with its conference center in Salzburg, Austria.

      Sir Michael Palliser was educated at Wellington College and
Merton  College, Oxford.  He saw wartime service in  the  British
Army with the Coldstream Guards.

      FRANCIS J. REINHARDT, JR., a director since 1992, is a partner in the New York investment banking firm of Carl H. Pforzheimer & Co. Mr. Reinhardt has been a partner in the firm for over 30 years and has held various positions, specializing in independent oil and gas securities, mergers and acquisitions, placements participation and institutional sales since 1956. Mr. Reinhardt holds a B.S. degree from Seton Hall University and received his M.B.A. from New York University. Mr. Reinhardt is a member of the New York Society of Security Analysts, a member and former president of the Oil Analysts Group of New York, a member and past president of the National Association of Petroleum Investment Analysts and a member of the Petroleum Exploration Society of New York. Mr. Reinhardt also serves as a director of Mallon Resources Corporation, a Nasdaq traded petroleum and mining company, as well as several privately held companies.

      PETER F. ROSS, a director since 1998, is Chairman of Dawnay Day Capital Markets. Dawnay Day & Co. is a London based private investment banking firm. Mr. Ross retired as Chairman of Henderson Crosthwaite Institutional Brokers on December 31, 1996, after holding that position since 1987. Under Mr. Ross' term as Chairman, Henderson Crosthwaite became one of the leading firms in London in the area of oil and gas placements. From 1977 to 1986 he was head of Henderson Crosthwaite's institutional sales department, with special responsibility for the oil and gas division, until its acquisition by Guinness Mahon Bank in 1986.

     Mr. Ross was commissioned into the British Army serving with the 5th Royal Inniskilling Dragoon Guards, his last posting being to Libya where he retired and set up an industrial services business. Following the Islamic Revolution in 1971, he returned to the United Kingdom and joined London stockbrokers Northcote & Co. In 1974, he joined George Henderson & Co., becoming a partner in 1975, upon the merger with Fenn and Crosthwaite.

Compliance with Section 16(a) Filing Requirements
-------------------------------------------------

      To the Company's knowledge, there were no instances of failure to file reports with respect to reportable transactions during the year ended December 31, 1998, as required by Section
16(a) of the Exchange Act.

Item 11.     Executive Compensation.

      The following table sets forth information regarding the total compensation of the Chief Executive Officer and each of the four most highly compensated executive officers of the Company at the end of 1998, and the total compensation paid to each such individual for the Company's two previous fiscal years. Each of the named individuals has held his/her respective office throughout the entire fiscal year.

                              Summary Compensation Table

                                                                        Long Term Compensation
                                                                --------------------------------------
                                    Annual Compensation                Awards            Payouts
                                   --------------------------   -------------------  -----------------
                                                       (1)        (2)         (3)
                                                     Other     Restricted
    Name and                                         Annual       Stock    Options/  LTIP   All Other
    Principal                        Salary   Bonus  Compen-      Awards    SARs    Payout   Compen-
    Position                Year       ($)      ($)  sation ($)    (#)      (#)       ($)   sation ($)
  ---------------           ----     ------   -----  ---------  --------   --------  ------ ----------
Marsden W. Miller, Jr.      1998     150,000     -      -           -         -        -     -
 Chairman and               1997     150,000     -      -       1,000,000     -        -     -
 Chief Executive Officer                                                   110,000
                            1996     150,000     -      -           -         -        -     -

John T. Chandler (4)        1998     200,000     -      -           -         -        -     -
 Vice Chairman;  Chairman   1997     150,000     -      -         333,333  133,333     -     -
 and Chief Executive                                               20,000    5,000
 Officer of XCL-China       1996     150,000     -      -           -         -        -     -

Danny M. Dobbs              1998     180,000     -      -           -         -        -     -
 President and Chief        1997     136,875     -      -           -      400,000     -     -
 Operating Officer                                                          25,000
                            1996     135,000     -      -           -        6,466     -     -

Richard K. Kennedy          1998     115,000     -      -     -     -         -        -     -
 Vice President             1997     112,500     -      -     -     -      266,666     -     -
 Engineering                                                                 5,000
                            1996     75,000      -      -     -     -         -        -     -

Herbert F. Hamilton (4)(5)  1998     144,000     -      -     -   150,000     -     -
 Executive Vice President   1997     144,000     -      -     -      -        -     -
 Operations, XCL-China      1996     144,000     -      -     -      -        -     -

_______________

 (1) Excludes the cost to the Company of other compensation that, with respect to any above named individual, does not exceed the lesser of $50,000 or 10% of such individual's salary and bonus.

(2) Represents grants of restricted stock awards under the Long-Term Stock Incentive Plan as amended and restated in 1997. The first line under 1997 reflects restricted stock awards for shares of Common Stock and the second line reflects restricted stock awards for shares of Amended Series A Preferred Stock. See "Awards to Management."

(3) Represents awards of stock options granted under the Company's Long-Term Stock Incentive Plan as amended and restated in 1997. 1998 and 1996 amounts reflect options for shares of Common Stock. The first line under 1997 reflects non-qualified stock options for shares of Common Stock and the second line reflects non-qualified stock options for shares of Amended Series A Preferred Stock. See "Awards to Management."

(4) XCL-China is a wholly owned subsidiary of the Company that manages the Company's operations on the Zhao Dong
     Block.

(5)     Mr. Hamilton's services terminated on January 15, 1999.

Stock Options
-------------

      The Company currently maintains one stock option plan that was adopted by shareholders in 1992. The Compensation Committee administers the Company's stock option plans. The plans provide for the granting of options to purchase shares of Common Stock to key employees and directors of the Company, and certain other persons who are not employees of the Company but who from time to time provide substantial advice or other assistance or services to the Company.

      On June 2, 1992, shareholders approved the Long-Term Stock Incentive Plan ("1992 LTSIP"). The 1992 LTSIP was adopted with the view of conforming the Company's plans to certain regulatory changes adopted by the Commission and affording holders of previously granted options the opportunity to exchange their options for equivalent options under the 1992 LTSIP. The 1992 LTSIP was amended and restated (hereinafter, the "1997 LTSIP Restatement"), and certain awards were granted thereunder, effective June 1,1997, by shareholder approval on December 17, 1997.

     1997 LTSIP Restatement
     ----------------------

      As described above, prior to June 1, 1997, the Company maintained the 1992 LTSIP, previously approved by shareholders, which was initially effective on June 2, 1992, for employees and certain other individuals connected with the Company or its affiliates. The 1992 LTSIP did not contemplate the grant of stock options to purchase shares of any issue of the Company's Serial Preferred Stock or the grant of Appreciation Options.

     On June 5, 1997, the Board of Directors unanimously approved the 1997 LTSIP Restatement, effective as of June 1, 1997, which was subsequently approved by shareholders on December 17, 1997.

      Nature of Awards. The 1997 LTSIP Restatement makes available to the Compensation Committee the power to grant certain awards ("Awards") to acquire shares of the Company's Preferred Stock as well as shares of Common Stock. In common with the 1992 LTSIP, the 1997 LTSIP Restatement makes available to the Compensation Committee a number of incentive devices, in addition to Incentive Stock Options ("ISOs") (that are not available with respect to Preferred Stock) and Nonqualified Stock Options ("NSOs"), including reload options ("ROs") (that are not available with respect to Preferred Stock), restricted stock awards ("RSAs"), and performance units ("PUs") or appreciation options ("AOs") (that were not authorized under the 1992 LTSIP), each of which is described below and in the 1997 LTSIP Restatement. NSOs to acquire Preferred Stock, a new feature, may include an accrued dividend feature. The Board believes that these award alternatives will enable the Committee to tailor the type of compensation to be granted to key personnel to meet both the Company's and such employee's requirements in the most efficient manner possible.

      Number of Awards. For Common Stock Awards, the 1997 LTSIP Restatement authorizes an aggregate of 4 million shares of Common Stock for issuance pursuant to awards granted thereunder, including grants to non-employee directors. For Preferred Stock Awards, the 1997 LTSIP Restatement authorizes an aggregate of 200,000 shares of the Company's Amended Series A Preferred Stock or any other series of Preferred Stock of the Company, as designated by the Committee with respect to an Award.

      Description of Awards. As set forth above, and in common with the 1992 LTSIP, the 1997 LTSIP Restatement authorizes the Compensation Committee to grant NSOs, ISOs, ROs (i.e., the granting of additional options, where an employee exercises an option with previously owned stock, covering the number of shares tendered as part of the exercise price), RSAs (i.e., stock awarded to an employee, subject to forfeiture in the event of a premature termination of employment, failure of the Company to meet certain performance objectives or other conditions), PUs (i.e., share-denominated units credited to the employee's account for delivery or cash-out at some future date based upon performance criteria to be determined by the Compensation Committee), and "tax-withholding" (i.e., where the employee has the option of having the Company withhold shares on exercise of an award to satisfy tax withholding requirements). AOs (i.e., awards in which payments are based upon appreciation in shares or other criteria determined by the Compensation Committee) are a new feature added to the 1992 LTSIP.

      Outside Director Awards. The 1997 LTSIP Restatement also authorizes the Board to grant Awards to non-employee directors and to set the terms and conditions of such Awards, without the restrictions previously set forth in the 1992 LTSIP which were required by certain federal securities law rules since abolished.

      Administration of Plan. In keeping with the provisions of the 1992 LTSIP, the Compensation Committee will develop administration guidelines from time to time that will define specific eligibility criteria, the types of awards to be employed, whether such awards relate to Common Stock or Preferred Stock, and the value of such awards. Specific terms of each Award will be provided in individual Award agreements granted each Award recipient. Key employees and other individuals who in the judgment of the Committee may provide a valuable contribution to the success of the Company and its affiliates will be eligible. The Committee may establish different general Award eligibility criteria for Awards involving Preferred Stock that may require a higher level of management responsibility and authority.

      Change in Control Provisions. The 1997 LTSIP Restatement contains change-in-control provisions, that provide that the threshold for determining if a "change in control of XCL" has occurred as a result of a person or entity acquiring Company stock, has been lowered from 30% to 20% (disregarding the acquisition of such stock by certain shareholders of the Company). The 1997 LTSIP Restatement retains the 1992 LTSIP's provisions pursuant to which a "change in control of XCL" will be deemed to occur as a result of certain contested Board of Director elections. If a "change in control of XCL" occurs pursuant to the provisions described above, ISOs and NSOs then outstanding become exercisable in full, the forfeiture restrictions on any RSAs to the extent then applicable will lapse and amounts payable with respect to PUs and AOs then outstanding become payable in full. Also, under certain Awards made under the 1997 LTSIP Restatement (see discussion below), the occurrence of a "change in control of XCL" could obligate the Company to make payments with respect to Awards in cash rather than in kind, or obligate the Company to repurchase individuals' shares of Common Stock or Preferred Stock received under certain 1997 LTSIP Restatement Awards. Under certain circumstances which are unforeseen at this time, the existence of the change in control protections for individuals receiving Awards under the 1997 LTSIP Restatement and resulting obligations to the Company may impede the consummation of a change in control of the Company.

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

Awards to Management
--------------------

      On June 30, 1998, the Board made certain Awards under the 1997 LTSIP Restatement. Certain employees and non-executive officers were granted options to acquire an aggregate of 495,000 shares of Common Stock; on executive officer was granted options to acquire 150,000 shares of Common Stock, and one non-executive director was granted options to acquire 66,666 shares of Common Stock. Upon acceptance of the Awards to certain non-executive officers and employees of the Company certain options previously granted under the Company's 1983, 1985, 1986, and 1987 stock option plans were cancelled.

      The following tables set forth, for those persons named in the "Summary Compensation Table," information on stock options granted during 1998 and all stock options outstanding as of December 31, 1998. The closing price of the Common Stock on the AMEX on December 31, 1998 was $1.75 per share.

                  Option/SAR Grants in Last Fiscal Year

                                                                                Potential Realizable Value
                                                                                  at Assumed Annual Rates
                                                                                 of Stock Price Appreciation
                                       Individual Grants                               for Option Term
                            ___________________________________________         _______________________________

          (a)               (b)         (c)            (d)         (e)           (f)        (g)        (h)
                                     % of Total
                                      Options/
                                        SARs
                                     Granted to
                          Options/  Employees in   Exercise or
                            SARs       Fiscal      Base Price   Expiration
          Name            Granted(#)    Year        ($/Share)      Date         0% ($)     5% ($)    10% ($)
_____________________     _________  __________    _________    __________     _______   ________    _________

Herbert F. Hamilton (1)    150,000       21%          $3.75     June 29, 2008     --     $339,093    $1,989,136

_______________

      (1) Effective June 30, 1998, Mr. Hamilton was granted options to acquire 150,000 shares of Common Stock. Mr. Hamilton's services terminated effective January 15, 1999. All of Mr. Hamilton's options will expire 90-days after termination unless exercised.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                    and Fiscal Year-End Option/SAR Values

        (a)           (b)     (c)                (d)                         (e)
                    Shares               Number of Securities          Value of Unexercised
                   Acquired             Underlying Unexercised            in-the-Money
                      on      Value          Options/SARs at            Options/SARs at
        Name       Exercise  Realized       Fiscal Year-End(#)       Fiscal Year-End($)(4)(5)
                      (#)     ($)    Exercisable    Unexercisable  Exercisable  Unexercisable
      ----------   --------  ------- -----------   --------------  -----------  -------------
Marsden W. Miller, Jr.  --     --     308,328 (1)          --           --         --
                        --     --          -- (2)     110,000 (2)       --         --
                        --     --     160,000 (3)          --           --         --

John T. Chandler        --     --      39,332 (1)     133,333 (1)       --         --
                        --     --          -- (2)       5,000 (2)       --         --
                        --     --      74,999 (3)          --           --         --

Richard K. Kennedy      --     --     104,852 (1)     177,777 (1)       --         --
                        --     --          -- (2)       5,000 (2)       --         --

Danny M. Dobbs          --     --      22,329 (1)     400,000 (1)       --         --
                        --     --          -- (2)      25,000 (2)       --         --
                        --     --      38,799 (3)          --           --         --

Herbert F. Hamilton     --     --      50,000 (1)     100,000 (1)       --         --

_______________

(1) Represents options to purchase shares of Common Stock exercisable under the Company's Stock Option Plans at December 31, 1998.

(2)     Represents options to purchase shares of Amended Series A
     Preferred  Stock exercisable under the Company's  Long  Term
     Stock Incentive Plan at December 31, 1998.

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

(4) At December 31, 1998, the Company's Common Stock price was lower than the option and/or warrant exercise prices.

(5)      At  December  31, 1998, the Company's Amended  Series  A
     Preferred Stock price was lower than the option exercise price.

     These  options  were all awarded under the  Company's  Stock
     Option Plans described above.

     Appreciation Option for M.W. Miller, Jr.
     ----------------------------------------

     An Appreciation Option for M. W. Miller, Jr. was approved by shareholders at the December 17, 1997 Special Meeting of the Shareholders pursuant to the 1997 LTSIP Restatement. The Appreciation Option provides Mr. Miller with additional incentive to increase the value of the Company based upon its market capitalization, thereby directly benefiting the shareholders of the Company by increasing the value of their investments in the Company. The Appreciation Option Agreement provides Mr. Miller with the right, upon his payment of the Exercise Price (as defined below), to additional compensation (payable in cash or in shares of Common Stock or Preferred Stock or a combination thereof, as elected by the Company) based upon 5% of the difference between the market capitalization of the Company as of June 1, 1997 and the market capitalization of the Company as of the date that Mr. Miller exercises the Appreciation Option. For purposes of the Appreciation Option, the Company's market capitalization is the total fair market value of the Company's outstanding shares of Common Stock, Preferred Stock and outstanding options and warrants. In general, fair market value is determined based on the trading price of marketable securities and by the Board of Directors as to the fair market value for securities for which there is no ready market. Fair market value as of the date of exercise of the Option is based on the average fair market value of the 30-day period immediately preceding the date of the Appreciation Option exercise. On June 1, 1997, the aggregate market capitalization of the Company was $161,547,223. Upon exercise of his Option, in the event the Company elects to settle the Option with shares of Stock, Mr. Miller must pay the Company twenty percent (20%) of the amount he is entitled to receive upon exercise of the Appreciation Option (before any reduction as hereinafter set forth), or any increment thereof, up to an aggregate maximum of $5 million (the "Exercise Price") in cash. In the event the Company elects to settle the Option in cash, the amount of cash Mr. Miller will receive will be reduced by the amount of the Exercise Price. Because Mr. Miller's Appreciation Option contemplates compensation determined with reference to increases in the Company's market capitalization without restriction, there is no effective limit on the amount of compensation which may become payable thereunder. Mr. Miller may exercise his Appreciation Option as of any June 1 or December 1 commencing June 1, 2002, upon 45 days written notice, in whole or in 10% increments. In the event that Mr. Miller exercises his Appreciation Option for less than the total amount available thereunder, the percentage increment as to which it is exercised will cease to be available to create additional compensation opportunity for Mr. Miller based upon subsequent appreciation in the Company's market capitalization. Mr. Miller's Appreciation Option expires on June 1, 2007 and will remain exercisable at any time prior to such expiration notwithstanding his termination of employment with the Company unless such employment is terminated by the Company for "cause" or is terminated by Mr. Miller without "good reason." In keeping with the provisions of the 1997 LTSIP Restatement discussed in "1997 LTSIP Restatement - Change of Control Provisions," in the event of a "change in control of XCL" the Appreciation Option will become immediately exercisable and the Company will be obligated to pay Mr. Miller, in cash, upon any exercise of his Appreciation Option, at least 40% of the net amount payable. This obligation may impede the consummation of a change of control of the Company.

Certain Federal Income Tax Effects
----------------------------------

      The following is a general summary of the principal federal income tax effects to the Company under current law of the various awards that may be granted under the 1997 LTSIP Restatement. These descriptions do not purport to cover all potential tax consequences.

      Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits deductibility of certain compensation for the Company's Chief Executive Officer and the
additional four executive officers of the Company who are the highest paid and employed at year end, to $1 million per year, unless certain conditions are met that result in compensation being characterized as "performance-based." Awards under the
Plan will not satisfy the conditions necessary to cause the compensation earned under them to qualify as "performance-based" compensation, which is not subject to the deductibility limit of
Section 162(m) of the Code. It is the position of the Board of Directors that the approach necessary for the design of incentive compensation that will satisfy the criteria under Section 162(m) of the Code would compromise the best interests of the Company and its shareholders.

      Certain provisions in the 1997 LTSIP Restatement may afford the recipient of an Award under the 1997 LTSIP Restatement with special protections or payments that are contingent upon a change in the ownership or effective control of the Company or in the ownership of a substantial portion of the Company's assets. To the extent that they are triggered by the occurrence of any such event, these special protections or payments may constitute "parachute payments" which, when aggregated with other "parachute payments" received by the recipient, could result in the recipient receiving "excess parachute payments." The Company would not be allowed a deduction for any such "excess parachute payments" and the recipient of such "excess parachute payments" would be subject to a nondeductible 20% excise tax upon such payments in addition to income tax otherwise owed with respect to such payments.

Section 401(k) Plan
--------------------

      In 1989, the Company adopted an employee benefit plan under
Section 401(k) of the Internal Revenue Code for the benefit of employees meeting certain eligibility requirements. The Company has obtained a favorable determination from the Internal Revenue Service regarding the tax-favored status of this plan. Employees can contribute up to 10% of their compensation. The Company, at its discretion and subject to certain limitations, may contribute up to 75% of the contributions of each participant. The Company did not make any contributions to the 401(k) Plan in 1998. Effective January 1, 1999, the Company's 401(k) plan was amended to: (i) allow employees to contribute up to 15% of their compensation, and (ii) allow the Company to make matching contributions in cash or equity securities of the Company, at the option of the Company.

Compensation of Directors and Other Arrangements
------------------------------------------------

      The Company reimburses its directors for travel and lodging expenses incurred in attending meetings of the Board of Directors. Effective January 1, 1990, directors (other than Messrs. Hummel and Palliser and those directors who are officers of the Company) are paid an annual retainer of $18,000 plus a fee of $1,000 for each Board meeting attended. In addition, such directors are paid a fee of $1,000 for each committee meeting attended.

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

      In June 1997, the Company entered into a consulting agreement with Mr. Fetters, a director of the Company, which expired on July 31, 1998, and continued thereafter on a month to month basis. In January 1999, the Company entered into an extended and revised consulting agreement with Mr. Fetters. Either party may terminate the agreement on ninety days written notice. Pursuant to the terms of the agreement, Mr. Fetters is to consult with the Company on all aspects of the Company's exploration, development and production projects. For his services Mr. Fetters is to receive $60,000 per annum, which is in addition to the compensation he would receive as a director for attending meetings of the Board. In addition to the above compensation, Mr. Fetters is entitled to receive a finder's fee on certain specifically identified projects.

      Effective June 30, 1998, Mr. Ross was granted nonqualified stock options to purchase 66,666 shares of Common Stock exercisable at $3.75 per share. Effective June 1, 1997, Messrs. Hummel, Palliser, Reinhardt, Hofheinz and Fetters were each granted nonqualified stock options to purchase 66,666 shares of Common Stock exercisable at $3.75 per share under the 1997 LTSIP Restatement. See "Stock Options - 1997 LTSIP Restatement - Awards to Management" herein.

      Benjamin  B.  Blanchet, in his capacity as  Executive  Vice
President,  is paid a salary of $80,000 per year  for  up  to  80 hours per month.

      Effective August 1, 1997, the Company entered into a Services Agreement with Mr. Blanchet. The Agreement is terminable by either party at any time without cause. Under the Agreement, Mr. Blanchet is engaged to act as counsel to the Company to perform from time to time such services as the Company may request of him in that capacity. Effective January 15, 1999, the Services Agreement was amended to provide that Mr. Blanchet would bill the Company at a flat rate of $10,000 per month rather than $175 per hour, for up to 80 hours per month of service. Also, under the Services Agreement, the Company provides Mr. Blanchet with office space, supplies, secretarial assistance, a library allowance, professional liability insurance, and reimbursement of continuing legal education expenses and bar dues. Under the Services Agreement, Mr. Blanchet may, except as prohibited by law or the Louisiana Rules of Professional
Responsibility, represent other clients and engage in business for his own account.

      In connection with his employment by the Company, Mr. Blanchet received from the Company a $100,000 loan to replace benefits that he forfeited when he withdrew as a partner of Gordon, Arata, McCollam & Duplantis, L.L.P. to become Executive Vice President of the Company. The loan is to be repaid over eight years from annual bonus payments equal to interest, at the rate of 6.5% per annum, plus one-eighth of the original principal balance to be paid by the Company to Mr. Blanchet each year. The loan will be forgiven in its entirety if the Company fails to pay timely any such bonus payment, breaches the Services Agreement or terminates his employment without "cause," or Mr. Blanchet terminates his employment with "good reason," in either case as such terms are defined in the note evidencing the loan.

      During 1998 all regular employees were provided health insurance, a portion of the premium for which is paid by the Company, and life and disability insurance based upon a factor of the employee's base salary.

Employment Agreements; Termination of Employment and
----------------------------------------------------
Change-in-Control Arrangements
------------------------------

      Effective April 1, 1994, Messrs. M.W. Miller, Jr., J.T. Chandler, and D.M. Dobbs, in their capacities as executive and administrative officers of the Company and its various subsidiaries, agreed to surrender their employment agreements in consideration of the issuance of five-year warrants to purchase Common Stock at an exercise price of $18.75 per share, subject to customary anti-dilution adjustments. The number of warrants issued to such individuals was determined based upon a formula whereby each of the individuals was offered a warrant to purchase (based upon the length of time of employment with the Company) a maximum of two shares of Common Stock for each dollar of compensation remaining to be paid to such individual under his agreement (based upon the product of his highest monthly base salary and the number of months remaining under his agreement). Accordingly, Mr. Miller received warrants to purchase 125,000 shares; Mr. Chandler, 68,333 shares; and Mr. Dobbs, 38,333 shares.

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

Report on Repricing of Options/SARs
-----------------------------------

      During the fiscal year ended December 31, 1998, there were no repricings of stock options awarded to any of the named executive officers.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      For the year ended December 31, 1998, the following nonexecutive directors of the Company, served as members of the Compensation Committee of the Board of Directors: Messrs. M. Palliser, A.W. Hummel, Jr., F. Hofheinz (Chairman) and F.J. Reinhardt, Jr. None of the members of the Compensation Committee were formerly, nor are any members currently, officers or employees of the Company or any of its subsidiaries.

     Compensation Committee Report on Executive Compensation
     --------------------------------------------------------

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

Compensation Policies and Philosophy
------------------------------------

      The Committee has determined that the compensation program of the Company should not only be adequate to attract, motivate and retain executives, key employees and other individuals whom the Company believes may make significant contributions to the Company's results, but should also be linked to the value delivered to shareholders as reflected in the price of the Company's Common Stock.

      The  Committee  believes  that  the  cash  compensation  of executive officers, as well as other key employees, should be competitive with other similarly situated companies while, within the Company, being fair and discriminating on the basis of personal performance. In general, in establishing total cash compensation for its executives, the Committee has taken into account the median cash compensation of executives employed by competitors, including some of the companies reflected in the peer group identified in the Performance Graph set forth below, and that the Committee believes represent the Company's most direct competition for executive talent. The Committee receives recommendations from management as to executive compensation and, in light of the Company's performance and the economic conditions facing the Company, determines appropriate compensation levels for recommendation to the Board of Directors. The Committee does not assign relative weights to individual factors and criteria used in determining executive compensation, and does not use quantifiable targets in determining compensation. The Company did not retain the services of a compensation-consulting firm in 1998.

      Awards of stock options are intended both to retain executives, key employees and other individuals who the Company believes may make significant contributions to the Company's results and to motivate them to improve long-term stock market performance. Options are granted at or above the prevailing market price and will have value only if the price of the Company's Common Stock increases.

      Effective January 1, 1994, Section 162(m) of the Internal Revenue Code of 1986 (the "Code") generally denies a tax deduction to any publicly held corporation for compensation that exceeds $1 million paid to certain senior executives in a taxable year, subject to an exception for "performance-based compensation" as defined in the Code, and subject to certain transition provisions. Gains on the exercise of nonqualified stock options granted through December 31, 1994, will be tax deductible under the transition rules. Restricted stock awards by definition granted after February 17, 1993 are not deductible. At present the Committee does not intend to recommend amendment to the Stock Option Plans to meet the restrictive requirements of the Code.

      The Committee believes that annual incentive awards should be commensurate with performance. It further believes that in order to meet this objective it needs to have the ability to exercise its judgment or discretion to evaluate performance against qualitative criteria. It is the Committee's opinion that the benefits to the Company of the use of a qualitative approach to the compensation of senior executives, such as the Chairman, outweigh the nonmaterial loss of a portion of the deductions associated with that compensation.

     On April 14, 1999, the Committee reviewed the Company's 1998 financial results and nonfinancial goals. The Committee determined that, in light of (i) the Company's continued successful drilling results in the Zhao Dong Block in the Bohai Bay in China, (ii) the Company's success in securing the Zhang Dong Block in the Bohai Bay in China, and (iii) the fact that top officials in China's oil industry have indicated that the Company will be offered additional exploration, development and downstream projects in China, the Company's nonfinancial and operating goals for 1998 had been met and exceeded. The Committee further recognized the fact that the delay in commencing production on the Zhao Dong Block, coupled with the decline in worldwide oil prices, had been detrimental to the Company's financial goals.

     Company Performance and Chief Executive Officer Compensation
     ------------------------------------------------------------

       The   Committee,   in  connection  with  determining   the
appropriate  compensation for Marsden W.  Miller,  Jr.  as  Chief
Executive Officer ("CEO"), took into account the financial condition of the Company, including its liquidity requirements. It determined that the CEO had been successful in raising capital throughout the year. Taking into consideration the performance of the CEO, as well as the Company's current cash position and near term requirements, the Committee decided that the 1997 NSO and Appreciation Option awards should serve in lieu of a cash salary increase to the CEO for the present time.

Compensation of Other Executive Officers
----------------------------------------

      The  Committee noted that effective January 1, 1999, salary
reductions  of  5%-20%  were  recognized  by  substantially   all
executive officers, non-executive officers and employees to conserve cash.

      At the April 14, 1999, meeting the Committee adopted the 1999 Bonus Plan and set specific project-related objectives in connection therewith. These bonuses are designed to give employees incentive to work to achieve the Company's 1999 objectives, and to help retain qualified employees. Under the Plan the Committee would set bonuses at year-end based on those objectives. Clerical and secretarial employees are eligible for a bonus of up to 5% of their December 31, 1998 base salary; administrative and technical employees are eligible for a bonus of up to 10%; managers are eligible for a bonus of up to 15%; and senior management are eligible for a bonus of up to 20%. An employee could earn up to the maximum percentage in his or her category if the objectives set by the Committee are met in full. The Committee has the discretion to award no bonus at all or any amount up to the maximum percentage, to any particular employee based on the Committee's finding of that individual's contribution to the meeting of the objectives. If the Committee determined that most, but not all, of the objectives had been met, it has the discretion to award a lesser bonus to some, or all, eligible employees. If the Committee determines that most of the objectives were not met, no bonuses will be awarded. Up to one-fourth of a bonus payable to any member of senior management, in the sole discretion of the Committee, may be payable in Common Stock of the Company. A larger percentage of the bonus paid to a member of senior management may be paid in Common Stock, if so requested by that employee and agreed to by the Committee.



April 14, 1999                     COMPENSATION COMMITTEE

                                   Fred Hofheinz, Chairman
                                   Arthur W. Hummel
                                   Michael Palliser
                                   Francis J. Reinhardt, Jr.

Shareholder Return Performance Presentation
-------------------------------------------

      Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on the Company's Common Stock against the AMEX Market Value Index for the years 1994 through 1998, with a peer group selected by the Company for the past five fiscal years. The peer group consists of the same independent oil and gas exploration and production companies used in last year's comparison, namely: Alta Energy Corporation (acquired by Devon Energy in 1994); Amerac Energy
Corporation (merged with First Boston in 1998); Bellwether Exploration Company; Brock Exploration Corporation (acquired by Key Production in 1996); Tom Brown Inc.; Caspen Oil, Inc.;
Chemfirst Inc. (formerly First Mississippi Corporation); Cobb Resources Corporation; Coda Energy, Inc. (acquired by Joint Energy in 1996); Comstock Resources, Inc.; Crystal Oil Company; DeKalb Energy Company; Edisto Resources Company (acquired by Forcenergy in 1997); Energen Corporation; Forest Oil Corporation; Frontier Oil (name changed from Wainoco Oil Corporation); Global Natural Resources, Inc. (acquired by Seagull Energy in 1996); Goodrich Petroleum Corporation (formerly Patrick Petroleum Company); Hallador Petroleum Company; Hondo Oil & Gas Company; Kelley Oil & Gas Partners; Louis Dreyfus Natural Gas (formerly American Exploration Company); Magellan Petroleum Corporation; Maynard Oil Company; Monterey Resources, Inc. (acquired by Texaco in 1997); MSR Exploration Limited; Numac Energy, Inc.; Penn Virginia Corporation; Plains Resources, Inc.; Presidio Oil (acquired by Tom Brown Inc. in 1998); Sempra Energy (name changed from Pacific Enterprises); Wichita River Oil; and Wiser Oil Company. The relevant information with respect to the peer group was furnished by Standard & Poors Compustat Service. The graph assumes that the value of the investment in the Company's Common Stock and the peer group stocks were $100 on January 1, 1993 and that all dividends were reinvested.


                   [SHAREHOLDER RETURN GRAPH]


           1994 Return  1995 Return 1996 Return 1997 Return 1998 Return
           -----------  ----------- ----------- ----------- -----------
XCL           144.48       55.52       33.28       49.69       22.25
AMEX           90.89      114.90      122.24      143.48      144.40
Peer Group     99.39      124.83      146.85      168.22      134.00



Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     The following table sets forth as of March 31, 1999, unless otherwise indicated, the individuals or entities known to the Company to own more than 5 percent of the Company's outstanding shares of voting securities. As of that date there were 23,377,941 shares of Common Stock; 1,231,897 shares of Amended Series A Preferred Stock; and 50,848 shares of Series B Preferred Stock issued and outstanding. Except as otherwise indicated, all shares are owned both of record and beneficially.

                                                             Amended Series A        Amended Series B
                                    Common Stock (1)        Preferred Stock (2)     Preferred Stock (3)
                               ------------------------   ----------------------   --------------------
    Name and Address            Number of      Percent     Number of    Percent    Number of    Percent
   of Beneficial Owner           Shares        of Class     Shares     of Class     Shares     of Class
  --------------------         ------------   ---------   ----------  ----------   ---------   ---------
Cumberland Associates          3,143,266 (4)     12.04     212,581       17.26       --         --
1114 Avenue of the Americas
New York, New York  10036

KAIM Non-Traditional, L.P.     7,304,364 (5)     25.25     336,620 (6)   27.33   50,848 (7)    100
1800 Avenue of the Stars,
2nd Floor
Los Angeles, California 90026

Mitch Leigh                    2,218,832 (8)     9.39           --          --       --         --
29 West 57th Street
New York, New York  10019

Marsden W. Miller, Jr.         1,639,047 (9)     6.87           --          --       --         --
110 Rue Jean Lafitte, 2nd Floor
Lafayette, Louisiana 70508

Putnam Investment, Inc.        2,522,874 (10)    11.1     222,613 (10)    18.07      --         --
One Post Office Square
Boston, MA  02109

______________
(1)      This table includes shares of Common Stock issuable upon
     conversion  of  the  shares of Amended  Series  A  Preferred
     Stock.   Each share of Amended Series A Preferred  Stock  is
     convertible into 11.333 shares of Common Stock.

(2) The holders of Amended Series A Preferred Stock are entitled to cast the same number of votes as the shares of Common Stock then issuable upon conversion thereof (currently 11 votes) on any matter subject to the vote of Common Stockholders.

(3) Each share of Amended Series B Preferred Stock is convertible into approximately 26.3 shares of Common Stock, if the Common Stock issuable on conversion has not been registered and 21 shares of Common Stock, if the Common Stock issuable on conversion has been registered, subject to adjustment. Each share of Amended Series B Preferred Stock is entitled to 50 votes per share.

(4) Includes shares issuable upon the exercise of stock purchase warrants exercisable within the next 60 days.

(5) KAIM Non-Traditional, L.P. ("KAIM") and Richard A. Kayne, have shared voting and dispositive power over 4,751,482 shares, which include 144,401 shares which may be acquired within 60 days upon exercise of warrants and 3,816,568 shares which may be acquired within 60 days upon conversion of preferred shares. The shares are owned by nine investment accounts (including four investment limited partnerships, three insurance companies and an offshore corporation) managed, with discretion to purchase or sell securities, by KAIM, a registered investment adviser. KAIM is the sole or managing general partner of the limited partnerships. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the sole general partner of KAIM. Mr. Kayne is also a limited partner of each of the limited partnerships. KAIM is an investment manager of the offshore corporation. Mr. Kayne is a director of one of the insurance companies. KAIM disclaims beneficial ownership of the shares reported, except those shares attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the shares reported, except those shares held by him or attributable to him by virtue of his limited and general partner interests in the limited partnerships and by virtue of his indirect interest in the interests of KAIM in the limited partnerships.

(6) KAIM and Richard A. Kayne, have shared voting and dispositive power over 336,620 shares. The shares are owned by nine investment accounts (including four investment limited partnerships, three insurance companies and an offshore corporation) managed, with discretion to purchase or sell securities, by KAIM, a registered investment adviser. KAIM is the sole or managing general partner of the limited partnerships. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the sole general partner of KAIM. Mr. Kayne is also a limited partner of each of the limited partnerships. KAIM is an investment manager of the offshore corporation. Mr. Kayne is a director of one of the insurance companies. KAIM disclaims beneficial ownership of the shares reported, except those shares attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the shares reported, except those shares held by him or any shares attributable to him by virtue of his limited and general partner interests in the limited partnerships and by virtue of his indirect interest in the interests of KAIM in the limited partnerships.

(7) KAIM and Richard A. Kayne, have shared voting and dispositive power over these shares. The shares are owned by four investment limited partnerships managed, with discretion to purchase and sell securities, by KAIM, a registered investment adviser. KAIM is the sole or managing general partner of the limited partnerships. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the sole general partner of KAIM. Mr. Kayne is also a limited partner of each of the limited partnerships. . KAIM disclaims beneficial ownership of the shares reported, except those shares attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the shares reported, except those shares attributable to him by virtue of his limited and general partner interests in the limited partnerships and by virtue of his indirect interest in the interests of KAIM in the limited partnerships.

(8) Includes 70,052 shares and 12,600 warrants owned by Mr. Leigh's wife. Does not include shares and warrants held in custodial and trust accounts for Mr. Leigh's minor children that Mr. Leigh does not control. Mr. Leigh disclaims beneficial ownership of all shares held by his wife and minor children.

(9)      Includes  shares  issuable upon the  exercise  of  stock
     options  exercisable within the next 60 days; and  1,000,000 shares of restricted stock subject to certain forfeiture provisions.

(10) Information as to the amount and nature of beneficial ownership was obtained from a Schedule 13G filed with the SEC on February 9, 1999. Putnam Investments, Inc. ("PI") is a wholly owned subsidiary of Marsh & McClennan Companies, Inc. (M&MC). PI owns two registered investment advisors, Putnam Investment Management, Inc. ("PIM") which is the investment adviser to the Putnam family of mutual funds, and The Putnam Advisory Company, Inc. ("PAC") which is the investment advisor to Putnam's institutional clients. Both subsidiaries have dispository power of the shares as investment managers, but each of the mutual fund's trustees have voting power of the shares held by each fund, and PAC has shared voting power over the shares held by the institutional clients. PIM beneficially owns 2,354,136 shares of Common Stock and PAC beneficially owns 168,738 shares of Common Stock, in both instances including shares of Common Stock that may be acquired within the next 60 days upon conversion of preferred stock and exercise of warrants. PI and M&MC disclaim beneficial ownership of the shares.

Security Ownership of Management
--------------------------------

      The following table sets forth information concerning the shares of the Company's Common Stock owned beneficially by each director of the Company, and all directors and executive officers as a group as of March 31, 1999. As of that date there were 23,377,941 shares of Common Stock issued and outstanding and 1,231,897 shares of Amended Series A Preferred Stock issued and outstanding. The mailing address for all such individuals is XCL Ltd., 110 Rue Jean Lafitte, 2nd Floor, Lafayette, Louisiana 70508.

                                        Common Stock              Amended Series A
                                                                   Preferred Stock
                             _____________________________      _____________________
                                Number             Percent         Number    Percent
Name of Beneficial Owner       of Shares          of Class (7)   of Shares  of Class
-----------------------     ------------------    ------------   ---------  ---------
Marsden W. Miller, Jr.     1,639,047 (1)(2)(3)(4)      6.87           --        --
John T. Chandler             585,430 (1)(2)(3)(4)(5)   2.48       20,000 (2)   1.62
Benjamin B. Blanchet             200 (6)                 --           --        --
Fred Hofheinz                 39,998 (3)               0.17           --        --
Arthur W. Hummel, Jr.         39,998 (3)               0.17           --        --
Sir Michael Palliser          39,998 (3)               0.17           --        --
Francis J. Reinhardt, Jr.     75,797 (3)(7)            0.32           --        --
R. Thomas Fetters, Jr.        96,031 (4)               0.41           --        --
Peter F. Ross                     --                     --           --        --
All directors and officers
 of the Company as a group
 (14 persons)              2,962,532 (3)(4)           11.98       20,000 (2)   1.62

____________

(1) Includes 13,333 shares that are subject to an option granted by Mr. Miller, under agreement dated October 1, 1985, in favor of John T. Chandler. Such shares are also included in Mr. Chandler's holding inasmuch as the option is presently exercisable. For purposes of the total holdings of the group, the shares are included solely in Mr. Miller's share holdings.
(2) Includes shares of restricted stock awarded to Messrs. Miller and Chandler that are subject to certain forfeiture provisions.
(3) Includes shares of Common Stock that may be acquired pursuant to options that are exercisable within 60 days.
(4) Includes shares of Common Stock that may be acquired pursuant to stock purchase warrants that are exercisable within 60 days.
(5) Includes shares of Common Stock that may be acquired upon conversion of Amended Series A Preferred Stock.
(6) Represents shares of Common Stock owned by Mr. Blanchet's children. Mr. Blanchet disclaims ownership of these shares.
(7) Includes 6,666 shares of Common Stock owned by Carl H. Pforzheimer & Co. of which Mr. Reinhardt is a general partner and 15,000 shares owned by Petroleum and Trading Corporation of which Mr. Reinhardt is an officer and director. Mr. Reinhardt disclaims beneficial ownership of the shares owned by Petroleum and Trading Corporation.


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

(1)   Financial Statements

      The following documents are included in Part II, Item 8 of this report:
                                                                 Page

XCL Ltd. and Subsidiaries:
-------------------------

Report of Independent Certified Public Accountants                 39
Consolidated Balance Sheets as of December 31, 1998 and
  December 31, 1997                                                40
Consolidated Statements of Operations for each of the years
  ended December 31, 1996, 1997 and 1998                           41
Consolidated Statements of Shareholders' Equity for each of
  the years ended December 31, 1996, 1997 and 1998                 42
Consolidated Statements of Cash Flows for each of the years
  ended December 31, 1996, 1997 and 1998                           43
Notes to Consolidated Financial Statements                         44

XCL-China Ltd. (wholly-owned):
-----------------------------

Report of Independent Certified Public Accountants                 69
Balance Sheets as of December 31, 1998 and December 31, 1997       70
Statements of Operations for each of the years ended
  December 31, 1996, 1997 and 1998                                 71
Statements of Shareholders' Deficit for each of the years
  ended December 31, 1996, 1997 and 1998                           72
Statements of Cash Flows for each of the years ended
  December 31, 1996, 1997 and 1998                                 73
Notes to Financial Statements                                      74

(2)   Financial Statement Schedule

XCL Ltd. and Subsidiaries:
-------------------------

Schedule II-Valuation and Qualifying Accounts                     68


(3)   Executive Compensation Plans and Arrangements

Form of Amendment dated January 15, 1999, to Services Agreement dated August 1, 1997, between the Company and Mr. Benjamin B.
Blanchet,  an officer and director of the Company. - See  Exhibit
10.61 filed herewith .

Consulting Agreement by and between the Company and Mr. R. Thomas
Fetters, Jr. dated January 1, 1999. - See Exhibit 10.60 filed herewith.

Form  of  Long Term Stock Incentive Plan as Amended and  Restated
Effective as of June 1, 1997 - See Appendix C to Proxy Statement dated November 20, 1997.

Form of Appreciation Grant Agreement between the Company and  Mr.
M.W.  Miller,  Jr.  -  See Appendix D to  Proxy  Statement  dated
November 20, 1997.

Form  of  Services  Agreement dated August 1, 1997,  between  the
Company and Mr. Benjamin B. Blanchet, an officer and director of the Company. - See Exhibit 10.46 hereto.

Form  of  Promissory Note dated August 1, 1997,  in  a  principal amount  of $100,000, made in favor of the Company by Mr. Benjamin
B.  Blanchet,  an  officer  of the Company.   See  Exhibit  10.47
hereto.

Consulting Agreement by and between the Company and Mr. R. Thomas
Fetters,  Jr.  dated  June  1, 1997.  -   See  Exhibit  10.63  to
Quarterly Report on Form 10-Q filed November 14, 1997.

Consulting  Agreement by and between the Company and Sir  Michael
Palliser dated May 1, 1994. - See Exhibit 10.22 to Annual Report on Form 10-K/A No. 1 filed April 17, 1995.

Consulting Agreement by and between the Company and Mr. Arthur W.
Hummel,  Jr.,  dated May l, 1994. - See Exhibit 10.23  to  Annual
Report on Form 10-K/A No. 1 filed April 17, 1995.

Long Term Stock Incentive Plan between the Company and certain employees. - See Exhibit A to Proxy Statement dated May 11, 1992.

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


(b)     Reports on Form 8-K

No  reports  on  Form  8-K were filed during  the  quarter  ended
December 31, 1998.

(c)     Exhibits required by Item 601 of Regulation S-K

2.0     Not applicable

3.1     Amended and Restated Certificate of Incorporation of the
     Company.  (Q)(i)

3.2     Amended and Restated By-Laws of the Company.  (A)(i)

4.1     Forms of Common Stock Certificates.  (P)(i)

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

4.11 Form of Purchase Agreement between the Company and each of the Purchasers of Units in the Regulation S Unit Offering conducted by Rauscher Pierce & Clark with closings as follows:

          December 22, 1995                   116 Units
          March 8, 1996                        34 Units
          April 23, 1996                       30 Units  (I)(i)

4.12 Form of Warrant Agreement between the Company and each of the Purchasers of Units in the Regulation S Unit Offering conducted by Rauscher Pierce & Clark, as follows:

      Closing Date          Warrants     Exercise Price
      December 22, 1995      6,960,000        $.50
      March 8, 1996          2,040,000        $.35
      April 23, 1996         1,800,000        $.35   (I)(ii)

4.13     Form of Warrant Agreement between the Company and
     Rauscher Pierce & Clark in consideration for acting as placement agent in the Regulation S Units Offering, as follows:

              Closing Date            Warrants    Exercise  Price
              December 22, 1995        696,000         $.50
              March 8, 1996            204,000         $.35
              April 23, 1996           180,000         $.35   (I)(iii)

4.14 Form of a series of Stock Purchase Warrants issued to Janz Financial Corp. Ltd. dated August 14, 1996, entitling the holders thereof to purchase up to 3,080,000 shares of Common Stock at $0.25 per share on or before August 13, 2001. (L)

4.15     Form of a series of Stock Purchase Warrants dated
     November 26, 1996, entitling the following holders thereto to purchase up to 2,666,666 shares of Common Stock at $0.125 per share on or before December 31, 1999:

     Warrant Holder                      Warrants

     Opportunity Associates, L.P.        133,333
     Kayne Anderson Non-Traditional
        Investments, L.P.                666,666
     Arbco Associates, L.P               800,000
     Offense Group Associates, L.P.      333,333
     Foremost Insurance Company          266,667
     Nobel Insurance Company             133,333
     Evanston Insurance Company          133,333
     Topa Insurance Company              200,000 (M)(i)

4.16 Form of a series of Stock Purchase Warrants dated December 31, 1996 (2,128,000 warrants) and January 8, 1997 (2,040,000 warrants) to purchase up to an aggregate of 4,168,000 shares of Common Stock at $0.125 per share on or before August 13, 2001. (M)(ii)

4.17 Form of Stock Purchase Warrants dated February 6, 1997, entitling the following holders to purchase an aggregate of 1,874,467 shares of Common Stock at $0.25 per share on or before December 31, 1999:

     Warrant Holder                                   Warrants

     Donald A. and Joanne R. Westerberg               241,660
     T. Jerald Hanchey                              1,632,807  (M)(iii)

4.18 Form of a series of Stock Purchase Warrants dated April 10, 1997, issued as a part of a unit offered with Unsecured Notes of XCL-China Ltd., exercisable at $0.01 per share on or before April 9, 2002, entitling the following holders to purchase up to an aggregate of 10,092,980 shares of Common
     Stock:

     Warrant Holder                                        Warrants

     Kayne Anderson Offshore L.P.                           651,160
     Offense Group Associates, L.P.                       1,627,900
     Kayne Anderson Non-Traditional Investments, L.P.     1,627,900
     Opportunity Associates, L.P.                         1,302,320
     Arbco Associates, L.P.                               1,627,900
     J. Edgar Monroe Foundation                             325,580
     Estate of J. Edgar Monroe                              976,740
     Boland Machine & Mfg. Co., Inc.                        325,580
     Construction Specialists, Inc. d/b/a Con-Spec, Inc.  1,627,900  (M)(iv)

4.19 Form of Purchase Agreement dated May 13, 1997, between the Company and Jefferies & Company, Inc. (the "Initial Purchaser") with respect to 75,000 Units each consisting of $1,000 principal amount of 13.5% Senior Secured Notes due May 1, 2004, Series A and one warrant to purchase 1,280 shares of the Company's Common Stock with an exercise price of $0.2063 per share ("Note Warrants"). (N)(i)

4.20 Form of Purchase Agreement dated May 13, 1997, between the Company and Jefferies & Company, Inc. (the "Initial Purchaser") with respect to 294,118 Units each consisting of one share of Amended Series A, Cumulative Convertible Preferred Stock ("Amended Series A Preferred Stock") and one warrant to purchase 327 shares of the Company's Common Stock with an exercise price of $0.2063 per share ("Equity Warrants"). (N)(ii)

4.21      Form of Warrant Agreement and Warrant Certificate dated
     May  20,  1997, between the Company and Jefferies & Company,
     Inc.,  as  the Initial Purchaser, with respect to  the  Note
     Warrants. (N)(iii)

4.22      Form of Warrant Agreement and Warrant Certificate dated
     May  20,  1997, between the Company and Jefferies & Company,
     Inc.,  as the Initial Purchaser, with respect to the  Equity
     Warrants. (N)(iv)

4.23 Form of Designation of Amended Series A Preferred Stock dated May 19, 1997. (N)(v)

4.24      Form  of  Amended Series A Preferred Stock certificate.
     (N)(vi)

4.25 Form of Global Unit Certificate for 75,000 Units consisting of 13.5% Senior Secured Notes due May 1, 2004 and
     Warrants to Purchase Shares of Common Stock. (N)(vii)

4.26 Form of Global Unit Certificate for 293,765 Units consisting of Amended Series A Preferred Stock and Warrants to Purchase Shares of Common Stock. (N)(viii)

4.27      Form  of Warrant Certificate dated May 20, 1997, issued
     to  Jefferies  &  Company,  Inc.,  with  respect  to  12,755 warrants to purchase shares of Common Stock of the Company at an exercise price of $0.2063 per share. (N)(ix)

4.28 Form of Stock Purchase Agreement dated effective as of October 1, 1997, between the Company and William Wang, whereby the Company issued 800,000 shares of Common Stock to Mr. Wang, as partial compensation pursuant to a Consulting Agreement. (O)(i)

4.29 Form of Stock Purchase Warrants dated effective as of February 20, 1997, issued to Mr. Patrick B. Collins with respect to 200,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $0.25 per share, issued as partial compensation pursuant to a Consulting Agreement. (O)(ii)

4.30 Certificate of Amendment to the Certificate of Designation of Series F, Cumulative Convertible Preferred
     Stock dated January 6, 1998. (P)(ii)

4.31 Form of Stock Purchase Warrants dated January 16, 1998, issued to Arthur Rosenbloom (6,389), Abby Leigh (12,600) and Mitch Leigh (134,343) to purchase shares of Common Stock of the Company at an exercise price of $0.15 per share, on or before December 31, 2001. (P)(iii)

4.32     Certificate of Designation of Amended Series B,
     Cumulative Convertible Preferred Stock dated March 4, 1998.
     (P)(iv)

4.33     Correction to Certificate of Designation of Amended
     Series B, Cumulative Convertible Preferred Stock dated March
     5, 1998. (P)(v)

4.34     Second Correction to Certificate of Designation of
     Amended Series B Preferred Stock dated March 19, 1998.
     (P)(vi)

4.35     Form of Stock certificate representing shares of Amended
     Series B Preferred Stock. (Q)(ii)

4.36 Form of Agreement dated March 3, 1998 between the Company and Arbco Associates, L.P., Kayne Anderson Non-Traditional Investments, L.P., Offense Group Associates, L.P. and Opportunity Associates, L.P. for the exchange of Series B Preferred Stock and associated warrants into Amended Series B Preferred Stock and warrants. (Q)(iii)

4.37 Form of Stock Purchase Warrants dated March 3, 1998 between the Company and the following entities:

     Holder                                              Warrants

     Arbco Associates, L.P.                               85,107
     Kayne Anderson Non-Traditional Investments, L.P.     79,787
     Offense Group Associates, L.P.                       61,170
     Opportunity Associates, L.P.                         23,936 (Q)(iv)

4.38 Form of Stock Purchase Warrant dated effective as of June 30, 1998, issued to Mr. Patrick B. Collins with respect to 17,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $3.75 per share, issued as partial compensation pursuant to a Consulting Agreement.
     (T)(i)

4.39 Form of Warrant Exchange Agreement and Stock Purchase Warrant dated September 15, 1998 to purchase an aggregate of 351,015 shares of Common Stock at an exercise price of $2.50 per share, subject to adjustment, issued to Cumberland Partners in exchange for certain warrants held by Cumberland Partners. (T)(ii)

4.40 Form of Warrant Agreement dated October 1, 1998 to purchase 50,000 shares of Common Stock at an exercise price of $3.75 per share, subject to adjustment, issued to Steven
     B. Toon, a former officer of the Company.  (U)(i)

4.41 Form of a series of Stock Purchase Warrants dated November 6, 1998, issued as a part of a unit offered with secured Notes of XCL Land Ltd., exercisable at $3.50 per share on or before November 6, 2003, entitling the following holders to purchase up to an aggregate of 325,575 shares of Common Stock:

     Warrant Holder                                   Warrants

     J. Edgar Monroe Foundation                         21,705
     Estate of J. Edgar Monroe                         151,935
     Construction Specialists, Inc.
        d/b/a Con-Spec, Inc.                           151,935 (U)(ii)

4.42 Form of a series of Stock Purchase Warrants issued as part of a unit offered with Secured Notes of XCL Land Ltd., entitling the following holders to purchase shares of Common
     Stock:

                                               Initial
     Warrant Holder               Warrants  Exercise Price   Date

     Estate of J. Edgar Monroe 54,262 $2.00 January 15, 1999 Construction Specialists, Inc.
       d/b/a Con-Spec, Inc.        54,262     $2.00     January 15, 1999
     Doug Ashy                     21,705     $1.50     March 22, 1999
     Edgar D. Daigle               21,705     $1.50     March 25, 1999 *

4.43     Form of Warrant Amendment Agreement between the Company,
     J. Edgar Monroe Foundation (1976), Estate of J. Edgar
     Monroe, and Construction Specialists, Inc. d/b/a Con-Spec,
     Inc. amending the warrant exercise price of warrants dated
     November 6, 1998, from $3.50 to $2.00 per share. *

4.44 Form of a Stock Purchase Warrant dated March 15, 1999 issued to Mr. Robert R. Durkee, Jr. as part of a unit offering with Secured Notes of XCL Land, Ltd., exercisable at $1.25 per share on or before March 15, 2004. *


4.45 Form of a Second Warrant Amendment Agreement between the Company, J. Edgar Monroe Foundation (1976), Estate of J. Edgar Monroe, and Construction Specialists, Inc. d/b/a Con-Spec, Inc. amending the warrant exercise price of warrants dated November 6, 1998, from $2.00 to $1.50 per share. *

9.0     Not applicable.

10.1     Contract for Petroleum Exploration, Development and
     Production on Zhao Dong Block in Bohai Bay Shallow Water Sea
     Area of The People's Republic of China between China
     National Oil and Gas Exploration and Development Corporation and XCL-China Ltd., dated February 10, 1993. (B)

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

10.7 Farmout Agreement dated May 10, 1995, between XCL China Ltd., a wholly owned subsidiary of the Company and Apache Corporation whereby Apache will acquire an additional interest in the Zhao Dong Block, Offshore People's Republic of China. (G)(ii)

10.8     Contract of Chinese Foreign Joint Venture dated July 17,
     1995, between United Lube Oil Corporation and XCL China Ltd.
     for the manufacturing and selling of lubricating oil and related products. (H)(iv)

10.9     Letter of Intent dated July 17, 1995 between CNPC United
     Lube Oil Corporation and XCL Ltd. for discussion of further projects. (H)(v)

10.10 Copy of Letter Agreement dated March 31, 1995, between the Company and China National Administration of Coal
     Geology for the exploration and development of coal bed methane in Liao Ling Tiefa and Shanxi Hanchang Mining Areas.
     (H)(i)

10.11 Memorandum of Understanding dated December 14, 1995, between XCL Ltd. and China National Administration of Coal
     Geology. (I)(iv)

10.12     Copy of Purchase and Sale Agreement dated March 8,
     1996, between XCL-Texas, Inc. and Tesoro  E&P  Company, L.P.
     for  the sale of the Gonzales Gas Unit located in south
     Texas. (I)(v)

10.13     Copy of Limited Waiver between the Company and
     Internationale Nederlanden (U.S.) Capital Corporation dated
     April 3, 1996. (I)(vi)

10.14     Copy  of Purchase and Sale Agreement dated  April 22,
     1996, between XCL-Texas, Inc. and Dan A. Hughes Company for the sale of the Lopez Gas Units located in south Texas.
     (J)

10.15 Form of Sale of Mineral Servitude dated June 18, 1996, whereby the Company sold its 75 percent mineral interest in the Phoenix Lake Tract to the Stream Family Limited Partners and Virginia Martin Carmouche Gayle. (K)(i)

10.16     Form of Act of Sale between the Company and The
     Schumacher Group of Louisiana, Inc. dated March 31, 1997, wherein the Company sold its office building. (M)(v)

10.17     Amendment No. 1 to the May 1, 1995 Agreement with
     Apache Corp. dated April 3, 1997, effective December 13,
     1996. (M)(vi)

10.18     Form of Guaranty dated April 9, 1997 by XCL-China Ltd.
     in favor of ING (U.S.) Capital Corporation executed in connection with the sale of certain Unsecured Notes issued by XCL-China Ltd. (M)(vii)

10.19     Form of First Amendment to Stock Pledge Agreement dated
     April 9, 1997, between the Company and ING (U.S.) Capital
     Corporation adding XCL Land Ltd. to the Stock Pledge
     Agreement dated as of January 31, 1994. (M)(viii)

10.20 Form of Agreement dated April 9, 1997, between ING (U.S.) Capital Corporation, XCL-China and holders of the Senior Unsecured Notes, subordinating the Guaranty granted by XCL-China in favor of ING to the Unsecured Notes. (M)(ix)

10.21 Form of Forbearance Agreement dated April 9, 1997 between the Company and ING (U.S.) Capital Corporation.
     (M)(x)

10.22     Form of a series of Unsecured Notes dated April 10,
     1997, between the Company and the following entities:

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
     Construction Specialists, Inc.
        d/b/a Con-Spec, Inc.                       $500,000 (M)(xi)

10.23 Form of Subscription Agreement dated April 10, 1997, by and between XCL-China, Ltd., the Company and the subscribers of Units, each unit comprised of $100,000 in Unsecured Notes and 325,580 warrants. (M)(xii)

10.24 Form of Intercompany Subordination Agreement dated April 10, 1997, between the Company, XCL-Texas, Ltd., XCL Land Ltd., The Exploration Company of Louisiana, Inc., XCL-Acquisitions, Inc., XCL-China Coal Methane Ltd., XCL-China LubeOil Ltd., XCL-China Ltd., and holders of the Unsecured Notes. (M)(xiii)

10.25 Form of Indenture dated as of May 20, 1997, between the Company, as Issuer and Fleet National Bank, as Trustee
     ("Indenture"). (N)(x)

10.26      Form  of  13.5% Senior Secured Note due May  1,  2004,
     Series A issued May 20, 1997 to Jefferies & Company, Inc. as the Initial Purchaser (Exhibit A to the Indenture). (N)(xi)

10.27 Form of Pledge Agreement dated as of May 20, 1997, between the Company and Fleet National Bank, as Trustee
     (Exhibit C to the Indenture). (N)(xii)

10.28 Form of Cash Collateral and Disbursement Agreement dated as of May 20, 1997, between the Company and Fleet National Bank, as Trustee and Disbursement Agent, and Herman
     J. Schellstede & Associates, Inc., as Representative (Exhibit F to the Indenture). (N)(xiii)

10.29 Form of Intercreditor Agreement dated as of May 20, 1997, between the Company, ING (U.S.) Capital Corporation, the holders of the Secured Subordinated Notes due April 5, 2000 and Fleet National Bank, as trustee for the holders of the 13.5% Senior Secured Notes due May 1, 2004 (Exhibit G to the Indenture). (N)(xiv)

10.30 Registration Rights Agreement dated as of May 20, 1997, by and between the Company and Jefferies & Company, Inc. with respect to the 13.5% Senior Secured Notes due May 1, 2004 and 75,000 Common Stock Purchase Warrants (Exhibit H to the Indenture). (N)(xv)

10.31      Form  of  Security  Agreement,  Pledge  and  Financing
     Statement  and Perfection Certificate dated as  of  May  20,
     1997, by the Company in favor of Fleet National Bank, as Trustee (Exhibit I to the Indenture). (N)(xvi)

10.32 Registration Rights Agreement dated as of May 20, 1997, by and between the Company and Jefferies & Company, Inc.
     with respect to the 9.5% Amended Series A Preferred Stock and Common Stock Purchase Warrants. (N)(xvii)

10.33 Form of Restated Forbearance Agreement dated effective as of May 20, 1997, between the Company, XCL-Texas, Inc. and
     ING (U.S.) Capital Corporation. (N)(xviii)

10.34 Form of Consulting Agreement dated February 20, 1997, between the Company and Mr. Patrick B. Collins, whereby Mr.
     Collins performs certain accounting advisory services.
     (O)(ii)

10.35     Form of Consulting Agreement dated effective as of June
     1, 1997, between the Company and Mr. R. Thomas Fetters, Jr., a director of the Company, whereby Mr. Fetters performs certain geological consulting services. (O)(iii)

10.36     Form of Agreement dated October 1, 1997, between the
     Company and Mr. William Wang, whereby Mr. Wang performs certain consulting services with respect to its investments in China. (O)(iv)

10.37 Form of Services Agreement dated August 1, 1997, between the Company and Mr. Benjamin B. Blanchet, an officer of the Company. (O)(v)

10.38 Form of Promissory Note dated August 1, 1997, in a principal amount of $100,000, made by Mr. Benjamin B.
     Blanchet in favor of the Company. (O)(vi)

10.39 Form of Consulting Agreement dated June 15, 1998, between the Company and Mr. Patrick B. Collins, whereby Mr.
     Collins performs certain accounting advisory services.
     (T)(iii)

10.40 Amended and Restated Long Term Stock Incentive Plan effective June 1, 1997. (R)(i)

10.41     Form of Restricted Stock Award Agreement. (T)(iv)

10.42     Form of Nonqualified Stock Option Agreement. (T)(v)

10.43     Appreciation Option for M. W. Miller, Jr. (R)(ii)

10.44     Zhang Dong Petroleum Sharing Contract. (T)(vi)

10.45     Form of a series of Secured Notes dated November 6,
     1998, between the Company and the following entities:

     Note Holder                              Principal Amount

     J. Edgar Monroe Foundation                $100,000
     Estate of J. Edgar Monroe                 $700,000
     Construction Specialists, Inc.
        d/b/a Con-Spec, Inc.                   $700,000 (U)(iii)

10.46 Form of Subscription Agreement dated November 6, 1998, by and between XCL Land, Ltd., the Company and the subscribers of Units, each unit comprised of $100,000 in secured Notes and 21,705 warrants. (U)(iv)

10.47 Form of Security Agreement dated November 6, 1998, by and between XCL Land, Ltd. and holders of the secured Notes of XCL Land, Ltd. dated November 6, 1998. (U)(v)

10.48 Form of Security Agreement dated November 6, 1998, by and between The Exploration Company of Louisiana, Inc. and holders of the secured Notes of XCL Land, Ltd. dated
     November 6, 1998. (U)(vi)

10.49     Form of Subscription Agreement by and between XCL Land,
     Ltd., the Company and the subscribers of Units, each unit
     comprised of $100,000 in Secured Notes and 21,705 warrants.
     *

          Subscriber                  Units       Date

     Estate of J. Edgar Monroe         2.5     January 15, 1999
     Construction Specialists, Inc.
       d/b/a Con-Spec, Inc.            2.5     January 15, 1999
     Doug Ashy, Sr.                    1.0     March 22, 1999
     Edgar D. Daigle                   1.0     March 25, 1999

10.50 Form of a series of secured Notes between the Company and the following entities:

          Note Holder         Principal Amount     Issue Date

     Estate of J. Edgar Monroe     $250,000     January 15, 1999
     Construction Specialists, Inc.
       d/b/a Con-Spec, Inc.        $250,000     January 15, 1999
     Doug Ashy, Sr.                $100,000     March 22, 1999
     Edgar D. Daigle               $100,000     March 25, 1999

10.51     Form of First Amendment to Security Agreement dated
     January 15, 1999, by and between XCL Land, Ltd. and holders of the Secured Notes of XCL Land, Ltd. dated November 6,
     1999. *

10.52     Form of First Amendment to Security Agreement dated
     January 15, 1999, by and between The Exploration Company of
     Louisiana, Inc. and holders of the secured Notes of XCL
     Land, Ltd. dated November 6, 1998. *

10.53     Acknowledgement and Agreement Regarding Security
     Interest by the J. Edgar Monroe Foundation (1976) dated
     January 15, 1999. *

10.54     Form of Security Agreement  by and between XCL Land,
     Ltd. and the following holders of the Secured Notes of XCL
     Land, Ltd.:

          Note Holder                        Date

     Doug Ashy, Sr.                     March 22, 1999
     Edgar D. Daigle                    March 25, 1999 *

10.55     Form of Security Agreement by and between The
     Exploration Company of Louisiana, Inc. and the following holders of the Secured Notes of XCL Land, Ltd.

          Note Holder                     Date

     Doug Ashy, Sr.                     March 22, 1999
     Edgar D. Daigle                    March 25, 1999 *

10.56 Form of Subscription Agreement dated March 15, 1999, by and between XCL Land, Ltd. and Robert R. Durkee, Jr. for a unit comprised of a $100,000 45-day secured note and 10,000 warrants to purchase Common Stock of XCL Ltd.. *

10.57 Form of Promissory Note dated March 15, 1999, by and between Robert R. Durkee, Jr. in the principal amount of $100,000. *

10.58     Form of Security Agreement by and between XCL Land,
     Ltd. and Robert R. Durkee, Jr. dated March 15, 1999. *

10.59     Form of Security Agreement by and between The
     Exploration Company of Louisiana, Inc. and Robert R. Durkee,
     Jr. dated March 15, 1999. *

10.60     Consulting Agreement dated January 1, 1999, between the
     Company and R. Thomas Fetters, Jr., a director of the Company, whereby Mr. Fetters performs certain geological consulting services. *

10.61     Amendment to Personal Services Agreement dated January
     15, 1999, between the Company and Benjamin B. Blanchet, an officer and director of the Company. *

11.0     Not applicable.

12.0     Not applicable.

13.0     Not applicable.

16.0     Not applicable.

18.0     Not applicable.

21.0     Subsidiaries of the Company

     XCL-China Ltd.
     XCL-China LubeOil Ltd.
     XCL-China Coal Methane Ltd.
     XCL-Cathay Ltd.
     XCL-Texas Inc.
     XCL-Acquisitions, Inc.
     The Exploration Company of Louisiana, Inc.
     XCL Land Ltd.

22.0     Not applicable.

23.1     Consent of PricewaterhouseCoopers LLP*

23.2     Consent of H.J. Gruy and Associates, Inc.*

24.0     Not applicable.

27.1     Financial Data Schedule for year ended December 31,
1998.*

27.2     Restated Financial Data Schedule for year ended December
31, 1997. *

99.1 Summary of reserve report dated January 1, 1999, prepared by H.J. Gruy and Associates, Inc. *

99.2     Glossary of Terms
_________________________
*Filed herewith.

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

(G)     Incorporated by reference to Quarterly Report on Form 10-
     Q for the quarter ended March 31, 1995, filed May 15, 1995, where it appears as: (i) Exhibit 10.26; and (ii) Exhibit
     10.28.

 (H) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed November
     13, 1995, where it appears as Exhibit 10.35.

(I) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995, filed April 15, 1996, where it appears as: (i) through (iii) Exhibits 4.28 through 4.30, respectively; and (iv) Exhibit 10.31; (v)
     Exhibit 10.32 and (vi) Exhibit 10.36.

(J)     Incorporated by reference to Quarterly Report on Form 10-
     Q for the quarter ended March 31, 1996, filed May 15, 1996, where it appears as Exhibit 10.37.

(K) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14,
     1996, where it appears as Exhibit 10.38.

 (L) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November
     14, 1996, where it appears as Exhibits 4.32.

(M) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996, filed April 15, 1997, where it appears as (i) through (iii) Exhibits 4.35 through 4.38; (iv) Exhibit 4.40; and (v) through (xiii) Exhibits
     10.42 through 10.50.

(N) Incorporated by reference to Current Report on Form 8-K dated May 20, 1997, filed June 3, 1997, where it appears as
     (i) through (ix) Exhibits 4.1 through 4.9 and (x) through
     (xviii) Exhibits 10.51 through 10.59.

(O)     Incorporated by reference to Quarterly Report on Form 10-
     Q for the quarter ended September 30, 1997, filed November
     14, 1997, where it appears as (i) Exhibit 4.52; and (ii) through (vi) Exhibits 10.62 through 10.66.

(P) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1997, filed April 15, 1998, where it appears as (i) Exhibit 4.1; (ii) through (vi)
     Exhibits 4.32 through 4.36, respectively.

(Q)     Incorporated by reference to Amendment No. 1 to Annual
     Report on Form 10-K for the year ended December 31, 1997, filed April 22, 1998, where it appears as (i) Exhibit 3.1;
     and (ii) through (iv) Exhibits 4.37 through 4.39, respectively.

(R)     Incorporated by reference to Proxy Statement dated
     November 20, 1997 filed November 6, 1997, where it appears as (i) Appendix C; and (ii) Appendix D, respectively.

(S) Incorporated by reference to Registration Statement on Form S-1 filed May 6, 1998, where it appears as Exhibit
     24.1.

(T)     Incorporated by reference to Amendment No. 2 to
     Registration Statement on Form S-1 filed October 23, 1998, where it appears as: (i) Exhibit 4.40; (ii) Exhibit 4.41;
     (iii) Exhibit 10.49; (iv) Exhibit 10.50; (v) Exhibit 10.51;
     and (vi) Exhibit 10.54.

(U)     Incorporated by reference to Quarterly Report on Form 10-
     Q for the quarter ended September 30, 1998, filed on November 16, 1998, where it appears as: (i) and (ii)
     Exhibits 4.42 and 4.43, respectively; and (iii) through (vi)
     Exhibits 10.55 through 10.58, respectively.

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

                              XCL LTD.

                              /s/ Marsden W. Miller, Jr.
April 15, 1999             By:_________________________________
                              Marsden W. Miller, Jr.
                              Chairman   and
                              Chief   Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                    Title                            Date

/s/ Marsden W. Miller, Jr.
______________________       Chairman of the Board,           April 15, 1999
Marsden  W. Miller, Jr.      Chief Executive  Officer,
                             Principal Financial Officer and
                             Principal Accounting Officer

/s/ John T. Chandler
______________________       Director                         April 15, 1999
John T. Chandler

/s/ Benjamin B. Blanchet
______________________       Director                         April 15, 1999
Benjamin B. Blanchet

/s/ R. Thomas Fetters, Jr.
______________________       Director                         April 15, 1999
R. Thomas Fetters, Jr.

/s/ Fred Hofheinz
______________________       Director                         April 15, 1999
Fred Hofheinz

/s/ Arthur W. Hummel, Jr.
______________________       Director                         April 15, 1999
Arthur W. Hummel, Jr.

/s/ Michael Palliser
_____________________         Director                        April 15, 1999
Michael Palliser

/s/ Francis J. Reinhardt, Jr.
______________________        Director                        April 15, 1999
Francis J. Reinhardt, Jr.

/s/ Peter F. Ross
_______________________       Director                        April 15, 1999
Peter F. Ross