Form 10-Q
period 1999-03-31
XCL LTD
filed 1999-05-17
CIK 720676

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

               Quarterly Report pursuant to Section 13 or 15(d) of the
      [X]          Securities Exchange Act of 1934
               For the Quarterly Period Ended March 31, 1999

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

      23,377,971 shares Common Stock, $.01 par value were outstanding on May 14, 1999.

                          XCL LTD.

                      TABLE OF CONTENTS


                                                             Page
                           PART I

Item 1.  Financial Statements                                  3
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        14
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                          18

                           PART II

Item 1.  Legal Proceedings                                    19
Item 2.  Changes in Securities                                19
Item 3.  Default Upon Senior Securities                       20
Item 4.  Submission of Matters to a Vote of Security Holders  20
Item 6.  Exhibits and Reports on Form 8-K.                    20

                  XCL Ltd. and Subsidiaries

               PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                 CONSOLIDATED BALANCE SHEETS
                       (In Thousands)
                         (Unaudited)
                                                     March 31,     December 31,
                       ASSETS                           1999          1998
                       ------                        ---------     ------------
Current assets:
      Cash and cash equivalents                      $       86     $     83
      Cash held in escrow (restricted)                      182          205
      Other                                                 520          443
                                                       --------      -------
                       Total current assets                 788          731
                                                       --------      -------
Property and equipment:
      Oil and gas (full cost method):
           Proved undeveloped properties, not being
            amortized                                    30,009       28,274
           Unevaluated properties                        62,579       58,403
                                                        -------      -------
                                                         92,588       86,677
      Other                                               1,344        1,344
                                                        -------      -------
                                                         93,932       88,021
      Accumulated depreciation, depletion and
       amortization                                        (776)        (761)
                                                        -------      -------
                                                         93,156       87,260
                                                        -------      -------
Investments                                               4,087        4,078
Investment in land                                       12,200       12,200
Oil and gas properties held for sale                      5,086        5,099
Debt issue costs, less amortization                       3,617        3,763
Other assets                                              1,487        1,542
                                                        -------      -------
                       Total assets                  $  120,421    $ 114,673
                                                        =======      =======

         LIABILITIES AND SHAREHOLDERS' EQUITY
         -------------------------------------
Current liabilities:
      Accounts payable and accrued expenses          $    2,085    $   1,465
      Accrued interest                                    4,934        2,049
      Due to joint venture partner                       10,146        8,168
      Dividends payable                                   4,233        1,658
      Notes payable                                       3,572        2,974
                                                        -------      -------
                                                         24,970       16,314
      Senior secured notes reclassification              63,994       63,457
                                                        -------      -------
           Total current liabilities                     88,964       79,771
                                                        -------      -------
Long-term debt, net of current maturities                    --           --
Other liabilities                                         5,459        5,428
Commitments and contingencies (Note 6)
Shareholders' equity:
      Preferred stock-$1.00 par value; authorized 2.4
       million shares; issued shares of 1,282,745 at
       March 31, 1999 and December 31, 1998 -
       liquidation preference of  $110 million at
       March 31, 1999                                    1,283         1,283
      Preferred stock held in treasury -
       $1.00 par value; 9,681 shares at
       March 31, 1999                                      (10)           --
      Common stock-$.01 par value; authorized 500
       million shares; issued shares of 23,377,971
       at March 31, 1999 and 23,447,441 at
       December 31, 1998                                  233            234
      Common stock held in treasury-$0.01 par value:
       69,470 shares at December 31, 1998                  --             (1)
      Additional paid-in capital                      297,750        296,373
      Accumulated deficit                            (265,005)      (260,215)
      Unearned compensation                            (8,253)        (8,200)
                                                      -------        -------
           Total shareholders' equity                  25,998         29,474
                                                      -------        -------
                 Total liabilities and
                   shareholders'equity             $  120,421     $  114,673
                                                      =======        =======

    The accompanying notes are an integral part of these financial statements.

                  XCL Ltd. and Subsidiaries

            CONSOLIDATED STATEMENTS OF OPERATIONS

          (In Thousands, Except Per Share Amounts)
                          (Unaudited)
                                                           Three Months Ended
                                                                 March 31,
                                                           -------------------
                                                             1999        1998
                                                             ----        ----
Costs and operating expenses:
      General and administrative costs                   $  1,029     $  1,610
      Other, net                                               34           43
                                                           ------       ------
                                                            1,063        1,653
                                                           ------       ------
Operating loss                                             (1,063)      (1,653)
                                                           ------       ------
Other income (expense):
      Interest expense, net of amounts capitalized         (1,270)        (762)
      Interest income                                           2          409
      Other, net                                              344           (9)
                                                           ------       ------
                                                             (924)        (362)
                                                           ------       ------
Net loss                                                   (1,987)      (2,015)
Preferred stock dividends                                  (2,803)      (2,427)
                                                           ------       ------
Net loss attributable to common stock                    $ (4,790)    $ (4,442)
                                                           ======       ======

Net loss per share (basic)                               $  (0.20)    $  (0.20)
                                                           ======       ======
Net loss per share (diluted)                             $  (0.20)    $  (0.20)
                                                           ======       ======

Weighted average number of common shares outstanding:
   Basic                                                   23,373       22,318
   Diluted                                                 23,373       22,318


    The accompanying notes are an integral part of these financial statements.

                  XCL Ltd. and Subsidiaries

       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (In Thousands)
                         (Unaudited)

                                     Preferred        Common
                                       Stock          Stock   Additional                        Total
                            Preferred  Held In Common Held In   Paid-In Accumulated  Unearned  Shareholders'
                               Stock  Treasury Stock Treasury   Capital   Deficit  Compensation   Equity
                            --------  -------- ----- --------  -------- ---------  ------------  --------
Balance, December 31, 1998     $1,283  $  --   $ 234   $ (1)  $ 296,373  $(260,215)   $(8,200)   $ 29,474
    Net loss                       --     --      --     --          --     (1,987)        --      (1,987)
    Dividends                      --     --      --     --         227     (2,803)        --      (2,576)
    Preferred shares converted
       to treasury shares          --    (10)     --     --          10         --         --          --
    Treasury shares retired        --     --      (1)     1          --         --         --          --
    Issuance of stock purchase
        warrants                   --     --      --     --         890         --         --         890
    Accretion of unearned
       compensation                --     --      --     --          53         --        (53)         --
    Earned compensation -
       stock options               --     --      --     --         197         --         --         197
                                -----   ----    ----    ----    -------   --------     -------     ------
Balance, March 31, 1999        $1,283  $ (10)  $ 233   $ --   $ 297,750  $(265,005)   $(8,253)   $ 25,998
                                =====   ====    ====    ====    =======   ========     ======      ======


    The accompanying notes are an integral part of these financial statements.

                  XCL Ltd. and Subsidiaries

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In Thousands)
                         (Unaudited)

                                                             Three Months Ended
                                                                    March 31,
                                                             -------------------
                                                                1999       1998
                                                                ----       ----
Cash flows from operating activities:
    Net loss                                                $  (1,987)   $  (2,015)
                                                              -------      -------
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
        Depreciation, depletion and amortization                   29           24
        Amortization of discount on debt and loan costs         1,315          703
        Stock compensation programs                               197          366
        Stock issued for outside professional services             --          223
        Change in operating assets and liabilities:
             Accounts receivable                                   --          (32)
             Refundable deposits                                   --        1,000
             Accounts payable and accrued expenses                620          (26)
             Accrued interest                                     (85)         559
             Other, net                                             8         (160)
                                                              -------       ------
                  Total adjustments                             2,084        2,657
                                                              -------       ------
                  Net cash provided by operating activities        97          642
                                                              -------       ------
Cash flows from investing activities:
    Change in cash held in escrow (restricted)                     23          (54)
    Capital expenditures                                         (964)      (3,965)
    Investments                                                    (9)        (357)
                                                               ------      -------
                  Net cash used in investing activities          (950)      (4,376)
                                                               ------      -------
Cash flows from financing activities:
    Proceeds from issuance of debt                                950           --
    Proceeds from exercise of warrants and options                 --          331
    Payment of long-term debt                                     (94)        (150)
    Other                                                          --         (297)
                                                               ------       ------
                  Net cash provided by (used in) financing
                    activities                                    856         (116)
                                                               ------       ------

Net increase (decrease) in cash and cash equivalents                3       (3,850)
Cash and cash equivalents at beginning of period                   83       21,952
                                                               ------      -------
Cash and cash equivalents at end of period                    $    86     $ 18,102
                                                               ======      =======

    The accompanying notes are an integral part of these financial statements.

                  XCL Ltd. and Subsidiaries

    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       March 31, 1999

(1)     Basis of Presentation

      The consolidated financial statements at March 31, 1999, and for the three months then ended have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The balance sheet at December 31, 1998, included herein, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of XCL Ltd. and subsidiaries as of March 31, 1999, and the results of its operations for the three months ended March 31, 1999 and 1998, have been included. Certain reclassifications have been made to prior period financial statements to conform to current year presentation. These reclassifications had no effect on net loss or shareholders' equity. The results of the Company's operations for such interim periods are not necessarily indicative of the results for the full year.

(2)     Liquidity and Capital Resources

      The Company, in connection with its 1995 decision to dispose of its domestic properties, is generating minimal annual revenues and is devoting all of its efforts toward the development of its China properties. The Company has cash available of approximately $86,000 as of March 31, 1999, and a working capital deficit of $88.2 million. The Senior Secured Notes (the "Notes") in the amount of $64 million (net of unamortized discount of $11 million) have been reclassified to current liabilities because the Company did not have sufficient funds to make the May 1999 interest payment (in the approximate amount of $5.6 million). On May 3, 1999, the Company failed to make the required interest payment. Absent an agreement with the Note holders extending the payment terms, the holders of the Notes could declare all amounts outstanding immediately due and payable. The Company is in negotiations with the holders of the Notes regarding this matter. Additional funds will also be needed to meet all of the Company's development and exploratory obligations until sufficient cash flows are generated from anticipated production to sustain its operations and to fund future development and exploration obligations.

      As more fully disclosed in Note 6, the Company is obligated to meet certain minimum contractual requirements covering the Zhao Dong and Zhang Dong Blocks in China. Failure by the Company to meet such obligations, or secure an extension of time in order to complete such contractual requirements, may result in the sale or surrender of all or part of its interest in those properties, and/or its other interests in China. If such properties are sold or surrendered, there can be no assurance that the Company would recover its carrying value.

     Management plans to generate the additional cash needed through the sale or financing of its domestic assets held for sale and the completion of additional equity, debt or joint venture transactions. There is no assurance, however, that the Company will be able to sell or finance its assets held for sale or to complete other transactions in the future at commercially reasonable terms, if at all, or that it will be able to meet its future contractual obligations. If production from the China properties commences in late 1999 or 2000, as anticipated, the Company's proportionate share of the related cash flow will be available to help satisfy a portion of its cash requirements. However, there is likewise no assurance that such development will be successful and production will commence, and that such cash flow will be available.

(3)     Supplemental Cash Flow Information

      There were no income taxes paid during the three-month periods ended March 31, 1999 and 1998.

      Capitalized interest for the three-month periods ended March 31, 1999 and 1998 was $3.0 million and $2.7 million respectively. Interest paid during the three-month periods ended March 31, 1999 and 1998 amounted to approximately $21,000 and $38,000, respectively.

 (4)     Debt

Debt consists of the following (000's):

                                                        March 31,  December 31,
                                                           1999        1998
                                                        ---------  -----------
     Senior secured notes, net of unamortized discount
      of $11,006 and $11,543, respectively              $  63,994   $ 63,457
                                                           ======     ======
     Notes payable:
       Lutcher Moore Group Limited Recourse Debt            1,380      1,474
       XCL Land, Ltd. secured notes, net of unamortized
        discount of $258 and $0, respectively               2,042      1,500
       Other                                                  150         --
                                                            -----      -----
                                                        $   3,572   $  2,974
                                                            =====      =====

     Substantially all of the Company's assets collateralize these borrowings.

Senior Secured Notes
--------------------

      The long-term portion of the Senior Secured Notes has been reclassified to a current liability because the Company did not have sufficient funds to make the May 1999 interest payment (in the approximate amount of $5.6 million). On May 3, 1999, the Company failed to make such required interest payment. Absent an agreement with the Note holders extending the payment terms, the holders of the Notes could declare all amounts outstanding immediately due and payable. The Company is in negotiations with the holders of the Notes regarding this matter.

XCL Land, Ltd. Secured Notes
----------------------------

    In November 1998, the Company, through its wholly owned subsidiary, XCL Land, Ltd., issued an aggregate of 15 units, each unit comprised of a secured note in the principal amount of $100,000 each and five-year warrants, exercisable at $3.50 per share, to purchase 21,705 shares of Common Stock of the Company in a short-term financing with three lenders. The lenders were granted a security interest in a portion of the partnership interests of XCL Land, Ltd. and The Exploration Company of Louisiana, Inc., in L.M. Holding Associates, L.P., the owner of the Lutcher Moore Tract. The notes bear interest at 15% per annum and are payable in 90 days, with the option for two 90-day extensions, the second of which must be approved by the respective lender. XCL Land, Ltd. received $1.5 million in proceeds, of which approximately $704,000 was allocated to the warrants. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At March 31, 1999, the unamortized discount is approximately $133,000. Approximately $0.7 million in proceeds were used to pay outstanding indebtedness associated with the Lutcher Moore Tract and the remaining $0.8 million in proceeds were paid as a dividend to the Company to be used by the Company as working capital.

      In January 1999, the Company through its wholly owned subsidiary, XCL Land, Ltd. issued an aggregate of five additional units on the same terms as the units issued in November 1998, except that the exercise price of the warrants was $2.00 per share. In connection with the additional subscriptions and pursuant to the terms of the subscription agreements, the exercise price of the warrants issued in the November 6, 1998, offering was reduced to $2.00 per share. XCL Land, Ltd. received $0.5 million in proceeds, of which approximately $120,000 was allocated to the warrants. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At March 31, 1999, the unamortized discount is approximately $69,000. All of the proceeds were paid as a dividend to the Company to be used by the Company as working capital.

     During March 1999, the Company, through XCL Land, Ltd., issued an aggregate of two additional units, on the same terms as the units issued in January 1999, except that the exercise price of the warrants was $1.50 per share. In connection with the additional subscriptions and pursuant to the terms of the subscription agreements, the exercise price for the warrants issued in the November 1998, and January 1999 offerings, was reduced to $1.50 per share. XCL Land, Ltd. received $200,000 in proceeds, of which approximately $43,000 was allocated to the warrants. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At March 31, 1999, the unamortized discount is approximately $41,000. All of the proceeds were paid as a dividend to the Company to be used by the Company as working capital.

     During April 1999, the Company, through XCL Land, Ltd., issued two additional units, on the same terms as the units issued in November 1998, January 1999 and March 1999, except that the exercise price of the warrants was $1.3125 per share. In connection with the additional subscriptions and pursuant to the terms of the subscription agreements, the exercise price of the warrants issued in the November 1998, January 1999 and March 1999 offerings, was reduced to
$1.3125 per share. XCL Land, Ltd. received $200,000 in proceeds, of which approximately $36,000 was allocated to the warrants. The value allocated to the warrants is being amortized to interest expense over the term of the notes. All of the proceeds were paid as a dividend to the Company to be used by the Company as working capital.

      Also during March 1999, the Company, through XCL Land, Ltd., issued a secured note in the principal amount of $100,000 and five-year warrants, exercisable at $1.25 per share, to purchase 10,000 shares of Common Stock of the Company in a short term financing with one lender. The lender was granted a security interest in a portion of the partnership interests of XCL Land, Ltd. and The Exploration Company of Louisiana, Inc., in L.M. Holding Associates, L.P., the owner of the Lutcher Moore Tract. The note bears interest at 15% per annum and is payable in 45 days. XCL Land, Ltd. received $100,000 in proceeds, of which approxi-mately $24,000 was allocated to the warrants. The value allocated to the warrants is being amortized to interest expense over the term of the note. At March 31, 1999, the unamortized discount is approximately $15,000. All of the proceeds were paid as a dividend to the Company to be used by the Company as working capital.

 (5)     Preferred Stock and Common Stock

      As of March 31, 1999, the Company had the following shares of Preferred Stock issued and outstanding:

                                                        1999 Dividends (In Thousands)
                                         Liquidation    ----------------------------
                          Shares            Value        Declared   Accrued    Total
                        ---------        -----------     --------   -------    -----
   Amended Series A     1,231,897     $  104,711,245     $   --    $  4,114  $ 4,114
   Amended Series B        50,848          5,084,800         --         119      119
                        ---------        -----------       ----      ------    -----
                        1,282,745     $  109,796,045     $   --    $  4,233  $ 4,233
                        =========        ===========       ====      ======    =====

      During the three month period ended March 31, 1999, approximately $227,000 was amortized to preferred stock dividends, which represents an accretion of the value of the Amended Series A Preferred Stock to its mandatory redemption value.

Amended Series A Preferred Stock
--------------------------------

      During the quarter ended March 31, 1999, the unclaimed shares of Amended Series A Preferred Stock resulting from the amendment, recapitalization and conversion of the Series A, Cumulative Convertible Preferred Stock and Series E, Cumulative Convertible Preferred Stock, including dividends accrued thereon through November 10, 1998, were reclassified as treasury stock. Pursuant to the terms of the amendment, recapitalization and conversion, dividends have ceased to accrue on the unclaimed shares.

Loss Per Share
--------------

     The following table sets forth the computation of basic and diluted loss per share (in 000's, except for per share amounts):

                                                     For the Three Months Ended
                                                              March 31,
                                                         ____________________
                                                            1999        1998
                                                            ----        ----
  Number of shares on which basic loss per share is
  calculated:                                              23,373      22,318

  Number of shares on which diluted loss per share is
  calculated:                                              23,373      22,318

  Net loss applicable to common shareholders             $ (4,790)   $ (4,442)

  Basic loss per share                                   $  (0.20)   $  (0.20)
  Diluted loss per share                                 $  (0.20)   $  (0.20)

      The effect of 37,351,974 and 33,771,929 shares of potential common stock were anti-dilutive in the three months ended March 31, 1999 and 1998, respectively, due to the losses in both periods.

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

          2. During the next two years, the Contractor is required to drill two wildcat wells, perform seismic data acquisition and processing and expend a minimum of $4 million. These obligations have been met.

          3. During the last two years, the Contractor is required to drill two wildcat wells and expend a minimum of $4 million. The Contractor has elected to proceed with the third phase of the Exploration Period.

          4. The Production Period for any oil and/or gas field covered by the Contract (the "Contract Area") will be 15 consecutive years (each of 12 months), commencing for each such field on the date of commencement of commercial production (as determined under the terms of the Production Sharing Agreement). However, prior to the Production Period, and during the Development Period, oil and/or gas may be produced and sold during a long-term testing period.

          The Contractor may terminate the Production Sharing Agreement at the end of each phase of the Exploration period, without further obligation. The Company currently estimates that its share of the development costs on proved reserves associates with the Zhao Dong Block to be approximately $35.5 million.

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

     o The Company has not yet paid certain cash calls to Apache totaling approximately $7.3 million through May 1999 (approximately $6.6 million at March 31, 1999), including amounts in dispute. On December 1, 1995, XCL-China submitted to arbitration certain accounting disputes arising from operations in the Bohai Bay Shallow Water Sea Area, People's Republic of China and governed by a Zhao Dong Block Operating Agreement. By the initial submission, XCL-China disputed certain amounts charged to it by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls which could develop into an event that would trigger Apache's option to purchase the Company's interest in the Production Sharing Agreement. Thereafter, disputes involving joint interest billings through December 1998 were added to the submission. In 1997, XCL-China made some payments with respect to the disputed amounts although the arbitration proceeding remains unresolved and inactive inasmuch as a third arbitrator has not been selected.

     o The Company is in dispute over a 1992 tax assessment (including penalties and interest through March 31, 1999) by the Louisiana Department of Revenue and Taxation for the years 1987 through 1991 in the approximate amount of $3.1 million. The Company is in dispute over a 1997 assessment (including penalties and interest through March 31, 1999) from the Louisiana Department of Revenue and Taxation for income tax years 1991 and 1992, and franchise tax years 1992 through 1996 in the approximate amount of $3.3 million. The Company has filed written protests as to these assessments, and will vigorously contest the asserted deficiencies through the administrative appeals process and, if necessary, litigation. The Company believes that adequate provision has been made in the financial statements for any liability.

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

(7)     XCL-China Ltd.

      The  following summary financial information  of  XCL-
China   Ltd.,  a  wholly  owned  subsidiary,  reflects   its
financial position and its results of operations for the periods presented (in thousands of dollars):

                                                    March 31,     December 31,
                                                       1999            1998
                         ASSETS                      --------     ------------
                         ------
Current assets                                       $    313     $     174
Oil and gas properties (full cost method):
     Proved undeveloped properties, not
       being amortized                                 30,009        28,274
     Unevaluated properties                            60,361        56,708
                                                       ------        ------
                                                       90,370        84,982
Other                                                     417           416
                                                       ------        ------
                                                       90,787        85,398
Accumulated depreciation                                   (8)           (5)
                                                       ------        ------
                                                       90,779        85,393
Other assets                                              327           359
                                                       ------        ------
                                                     $ 91,419     $  85,926
                                                       ======        ======

       LIABILITIES  AND  SHAREHOLDER'S  DEFICIT
       ----------------------------------------
Total current liabilities                            $ 10,553     $   8,397
Due to parent                                          83,803        80,425
Accumulated deficit                                    (2,937)       (2,896)
                                                       ------        ------
                                                     $ 91,419     $  85,926
                                                       ======        ======

                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
                                                         1999        1998
                                                         ----        ----

Costs and expenses                                  $      41     $    262
                                                       ------       ------
Net loss                                            $     (41)    $   (262)
                                                       ======       ======

                  XCL LTD. AND SUBSIDIARIES

                       March 31, 1999

Item 2.      Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Outlook
-------

     Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

       This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 1999 and beyond, the Company's expectations as to funding its capital expenditures and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

Liquidity and Capital Resources
-------------------------------

      The Company has generated minimal cash from operations since the fourth quarter of 1995, when management made the decision to focus its attention on operations in China and to sell its other assets. This decision is supported by the excellent well test results on the China properties.

      At March 31, 1999, the Company had a net working capital deficit of $88.2 million. The Company does not have, as of May 14, 1999, sufficient funds to cover the Company's working capital requirements and capital expenditure obligations on the Zhao Dong and Zhang Dong Blocks during 1999.

      In addition, the Company failed to make the interest payment on the Senior Secured Notes (in the approximate amount of $5.6 million) due on May 3, 1999. Absent an agreement with the Note holders extending the payment terms, the Company has a 30-day grace period to make the interest payment. Failure to do so may allow the holders of the Notes to declare all amounts outstanding under the Notes, and accrued interest, immediately due and payable. The Company is in negotiations with the holders of the Notes regarding this matter. The possible results include the Company's loss of the stock of XCL-China and/or its interest in the Contract. The Company is exploring options for meeting its obligations under the Notes and expects to arrive at a satisfactory resolution. There can be no assurance, however, that a satisfactory resolution will result.

      The Company has not yet paid certain cash calls to Apache totaling approximately $7.3 million through May 1999, (approximately $6.6 million at March 31, 1999), including amounts in dispute, which could develop into an event that would trigger Apache's option to purchase the Company's interest in the Contract. The Company and Apache are in discussions concerning the timing and manner of the payment of these amounts.

      The Company believes that its plans for the Zhao Dong Block continue to be economically feasible at current oil prices. Should such prices decline, it will reduce the Company's projected economic return from the project and may further impair the Company's ability to meet its debt service requirements.

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

      If funds for the purposes described above and for general and administrative expenses are not available, the
Company  may  be  required  to  substantially  curtail   its
operations or to sell or surrender all or part of its interest in the Zhao Dong or the Zhang Dong Blocks and/or its other interests in China in order to meet its obligations and continue as a going concern. If those properties are sold or surrendered, there can be no assurance that the Company would recover its carrying value.

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

Other
-----

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

Results of Operations
---------------------

     During the three-month periods ended March 31, 1999 and 1998, the Company incurred net losses of $2.0 million and $2.0 million, respectively.

     Revenues and operating expenses associated with oil and gas properties held for sale have become insignificant and accordingly, are recorded in other costs and operating expenses in the accompanying consolidated statements of operations.

       Interest expense, net of amounts capitalized, for the three-month period ended March 31, 1999 was approximately $1.3 million compared to approximately $0.8 million for the same period in 1998. The increase was primarily attributable to the discount amortization of the XCL Land, Ltd. secured notes in the amount of approximately $0.6 million during the three-month period ended March 31, 1999. This increase was slightly offset by the increased capitalization of interest costs due to increased balances in qualifying assets.

     General and administrative expenses were $1.0 million for the three-month period ended March 31, 1999, as compared to $1.6 million for the same period in 1998. The decrease of $0.6 million was primarily attributable to salary and staff reductions of approximately $0.2 million, reductions in the amounts required to be expensed for the Company's CEO's appreciation option of approximately $0.2 million, reduction in public company costs of approximately $0.1 million and reduction in legal and professional fees of approximately $0.1 million.


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

Item  3.     Qualitative and Quantitative Disclosures  About
             Market Risk.

      The Company had no interest in investments subject to market risk during the period covered by this report.

                  XCL LTD. AND SUBSIDIARIES

                       March 31, 1999

                 PART II - OTHER INFORMATION


Item 1.          Legal Proceedings

      Other than as disclosed in the Company's Annual Report on Form 10-K, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

Item 2(c).  Changes in Securities

The following securities were issued in private placements with accredited investors in transactions intended to qualify for the exemption from registration pursuant to
Section 4(2) under the Securities Act of 1933, as amended.

o In January 1999, the Company, through its wholly owned subsidiary, XCL Land, Ltd. issued an aggregate of five units comprised of a secured note in the principal amount of $100,000 each and five-year warrants to purchase 21,705 shares of Common Stock of the Company, on the same terms as the units issued in November 1998, except that the exercise price of the warrants was $2.00 per share. In connection with the additional subscriptions and pursuant to the terms of the subscription agreements, the exercise price of the warrants issued in the November 1998 offering, was reduced to $2.00 per share. XCL Land, Ltd. received $0.5 million in proceeds, of which approximately $120,000 was allocated to the warrants. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At March 31, 1999, the unamortized discount is approximately $69,000. All of the proceeds were paid as a dividend to the Company to be used by the Company as working capital.

o During March 1999, the Company, through XCL Land, Ltd., issued an aggregate of two additional units, on the same terms as the units issued in January 1999, except that the
  exercise  price of the warrants was $1.50 per  share.   In
  connection with the additional subscriptions and pursuant to the terms of the subscription agreements, the exercise price for the warrants issued in the November 1998 and January 1999 offerings, was reduced to $1.50 per share. XCL Land, Ltd. received $200,000 in proceeds, of which approximately $43,000 was allocated to the warrants. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At March 31, 1999, the unamortized discount is approximately $41,000. All of the proceeds were paid as a dividend to the Company to be used by the Company as working capital.

o During April 1999, the Company, through XCL Land, Ltd., issued two additional units, on the same terms as the units issued in November 1998, January 1999 and March, 1999, except that the exercise price of the warrants was $1.3125 per share. In connection with the additional subscriptions and pursuant to the terms of the subscription agreements, the exercise price for the warrants issued in the November 1998, January 1999 and March 1999 offerings was reduced to $1.3125 per share. XCL Land, Ltd. received $200,000 in proceeds, of which aproximately $36,000 was allocated to the warrants. The value allocated to the warrants is being amortized to interest expense over the term of the notes. All of the proceeds were paid as a dividend to the Company to be used by the Company as working capital.

o Also during March 1999, the Company, through XCL Land,
  Ltd., issued a secured note in the principal amount of $100,000 and five-year warrants, exercisable at $1.25 per share, to purchase 10,000 shares of Common Stock of the
  Company  in  a short term financing with one lender.   The
  lender was granted a security interest in a portion of the partnership interests of XCL Land, Ltd. and The Exploration Company of Louisiana, Inc., in L.M. Holding Associates,
  L.P., the owner of the Lutcher Moore Tract.  The note bears
  interest at 15% per annum and is payable in 45 days.   XCL
  Land, Ltd. received $100,000 in proceeds, of which approximately $24,000 was allocated to the warrants. The value allocated to the warrants is being amortized to interest expense over the term of the note. At March 31, 1999, the unamortized discount is approximately $15,000. All of the proceeds were paid as a dividend to the Company to be used by the Company as working capital.

All of the above referenced warrants are first exercisable six months after issuance.

Item 3.     Defaults Upon Senior Securities

      On May 3, 1999, the Company failed to make a required interest payment (in the approximate amount of $5.6 million) on its Senior Secured Notes. Failure by the Company to make such payment within the thirty-day grace period would allow the holders of the Notes to declare all amounts outstanding immediately due and payable.

Item  4.       Submission of Matters to a Vote of  Security-
               Holders

      There were no matters submitted to a vote of the security holders of the Company during the period covered by this report.

Item 6.     Exhibits and Reports on Form 8-K.

(a)     Exhibits required by Item 601 of Regulation S-K.

     See Index to Exhibits.

 (b)     Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                         SIGNATURES

Pursuant  to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              XCL Ltd.

                             /s/ Marsden W. Miller, Jr.
                         By: __________________________
                              Marsden W. Miller, Jr.
                              Chief Executive Officer
                              and Principal Accounting Officer


Date: May 14, 1999


                      INDEX TO EXHIBITS

Exhibit
-------

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
     Construction Specialists, Inc.
       d/b/a Con-Spec, Inc.            151,935 (U)(ii)

4.42 Form of a series of Stock Purchase Warrants issued as part of a unit offered with Secured Notes of XCL
     Land Ltd., entitling the following holders to purchase shares of Common Stock:

                                                   Initial
     Warrant Holder                  Warrants   Exercise Price      Date

     Estate of J. Edgar Monroe           54,262     $2.00     January 15, 1999
     Construction Specialists, Inc.
        d/b/a Con-Spec, Inc.             54,262     $2.00     January 15, 1999
     Doug Ashy                           21,705     $1.50     March 22, 1999
     Edgar D. Daigle                     21,705     $1.50     March 25, 1999
     T. Jerald Hanchey                   43,410     $1.3125   April 13, 1999
         (V)(i)

4.43 Form of Warrant Amendment Agreement between the Company, J. Edgar Monroe Foundation (1976), Estate of
     J. Edgar Monroe, and Construction Specialists, Inc. d/b/a Con-Spec, Inc. amending the warrant exercise price of warrants dated November 6, 1998, from $3.50 to $2.00 per share. (V)(ii)

4.44     Form of a Stock Purchase Warrant dated March 15,
     1999 issued to Mr. Robert R. Durkee, Jr. as part of a unit offering with Secured Notes of XCL Land, Ltd., exercisable at $1.25 per share on or before March 15, 2004. (V)(iii)

4.45 Form of a Second Warrant Amendment Agreement between the Company, J. Edgar Monroe Foundation (1976),
     Estate of J. Edgar Monroe, and Construction
     Specialists, Inc. d/b/a Con-Spec, Inc. amending the warrant exercise price of warrants dated November 6, 1998, from $2.00 to $1.50 per share. (V)(iv)

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

10.49     Form of Subscription Agreement by and between XCL
     Land, Ltd., the Company and the subscribers of Units, each unit comprised of $100,000 in Secured Notes and 21,705 warrants. (V)(v)

     Subscriber                     Units          Date

     Estate of J. Edgar Monroe       2.5      January 15, 1999
     Construction Specialists, Inc.
       d/b/a Con-Spec, Inc.          2.5      January 15, 1999
     Doug Ashy, Sr.                  1.0      March 22, 1999
     Edgar D. Daigle                 1.0      March 25, 1999
     T. Jerald Hanchey               2.0      April 13, 1999

10.50 Form of a series of secured Notes between the Company and the following entities:

     Note Holder                Principal Amount     Issue Date

     Estate of J. Edgar Monroe     $250,000     January 15, 1999
     Construction Specialists, Inc.
       d/b/a Con-Spec, Inc.        $250,000     January 15, 1999
     Doug Ashy, Sr.                $100,000     March 22, 1999
     Edgar D. Daigle               $100,000     March 25, 1999
     T. Jerald Hanchey             $200,000     April 13, 1999 (V)(vi)

10.51 Form of First Amendment to Security Agreement dated January 15, 1999, by and between XCL Land, Ltd.
     and holders of the Secured Notes of XCL Land, Ltd.
     dated November 6, 1999.  (V)(vii)

10.52 Form of First Amendment to Security Agreement dated January 15, 1999, by and between The Exploration
     Company of Louisiana, Inc. and holders of the secured
     Notes of XCL Land, Ltd. dated November 6, 1998.
     (V)(viii)

10.53     Acknowledgement and Agreement Regarding Security
     Interest by the J. Edgar Monroe Foundation (1976) dated
     January 15, 1999. (V)(ix)

10.54     Form of Security Agreement  by and between XCL
     Land, Ltd. and the following holders of the Secured
     Notes of XCL Land, Ltd.:

          Note Holder               Date

     Doug Ashy, Sr.            March 22, 1999
     Edgar D. Daigle           March 25, 1999     (V)(x)

10.55     Form of Security Agreement by and between The
     Exploration Company of Louisiana, Inc. and the following holders of the Secured Notes of XCL Land, Ltd.

          Note Holder                        Date

     Doug Ashy, Sr.                    March 22, 1999
     Edgar D. Daigle                   March 25, 1999     (V)(xi)

10.56     Form of Subscription Agreement dated March 15,
     1999, by and between XCL Land, Ltd. and Robert R.
     Durkee, Jr. for a unit comprised of a $100,000 45-day secured note and 10,000 warrants to purchase Common
     Stock of XCL Ltd.. (V)(xii)

10.57 Form of Promissory Note dated March 15, 1999, by and between Robert R. Durkee, Jr. in the principal amount of $100,000. (V)(xiii)

10.58     Form of Security Agreement by and between XCL
     Land, Ltd. and Robert R. Durkee, Jr. dated March 15,
     1999. (V)(xiv)

10.59     Form of Security Agreement by and between The
     Exploration Company of Louisiana, Inc. and Robert R.
     Durkee, Jr. dated March 15, 1999. (V)(xv)

10.60 Consulting Agreement dated January 1, 1999, between the Company and R. Thomas Fetters, Jr., a director of the Company, whereby Mr. Fetters performs certain geological consulting services. (V)(xvi)

10.61     Amendment to Personal Services Agreement dated
     January 15, 1999, between the Company and Benjamin B.
     Blanchet, an officer and director of the Company.
     (V)(xvii)

11.0     Not applicable.

15.0     Not applicable.

18.0     Not applicable.

19.0      Not applicable.

22.0     Not applicable.

23.0     Not applicable.

24.0     Not applicable.

27.0     Financial Data Schedule *

99.0     Glossary of Terms
_________________________
*Filed herewith.

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

(E) Incorporated by reference to an Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed April 1, 1991, where it appears as Exhibit 10.27.

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

(J) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed
     May 15, 1996, where it appears as Exhibit 10.37.

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

(O) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed November 14, 1997, where it appears as (i)
     Exhibit 4.52; and (ii) through (vi) Exhibits 10.62 through 10.66.

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

(U) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 16, 1998, where it appears as: (i) and (ii) Exhibits 4.42 and 4.43, respectively; and
     (iii) through (vi) Exhibits 10.55 through 10.58, respectively.

(V)     Incorporated by reference to Annual Report on Form
     10-K for the year ended December 31, 1998, filed on April 15, 1999, where it appears as: (i) through (iv)
     Exhibits 4.42 to 4.45; and (v) through (xvii) Exhibits
     10.49 through 10.61.