Form 10-Q
period 1999-06-30
XCL LTD
filed 1999-08-16
CIK 720676

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

               Quarterly Report pursuant to Section 13 or 15(d) of the
      [X]          Securities Exchange Act of 1934
               For the Quarterly Period Ended June 30, 1999

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

       23,377,971 shares Common Stock, $.01 par value were outstanding on August 13, 1999.

                            XCL LTD.

                        TABLE OF CONTENTS


                                                       Page
                             PART I

Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk

                             PART II

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Default Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K.

                    XCL Ltd. and Subsidiaries
                 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                           (Unaudited)

                                                 June 30,     December 31,
                   A S S E T S                     1999           1998
                   -----------                   -------      -----------
Current assets:
      Cash and cash equivalents                 $     37      $      83
      Cash held in escrow (restricted)               161            205
      Other                                          721            443
                                                 -------        -------
                       Total current assets          919            731
                                                 -------        -------
Property and equipment:
      Oil and gas (full cost method):
           Proved undeveloped properties, not
            being amortized                       30,571         28,274
           Unevaluated properties                 66,141         58,403
                                                 -------        -------
                                                  96,712         86,677
      Other                                        1,346          1,344
                                                 -------        -------
                                                  98,058         88,021
      Accumulated depreciation, depletion
        and amortization                            (790)          (761)
                                                 -------        -------
                                                  97,268         87,260
                                                 -------        -------
Investments                                        4,096          4,078
Investment in land                                12,200         12,200
Oil and gas properties held for sale               5,073          5,099
Debt issue costs, less amortization                3,455          3,763
Other assets                                       1,601          1,542
                                                 -------        -------
                       Total assets            $ 124,612     $  114,673
                                                 =======        =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
      Accounts payable and accrued expenses    $   2,771     $    1,465
      Accrued interest                             8,014          2,049
      Due to joint venture partner (Note 4)       10,341          8,168
      Dividends payable                            1,735          1,658
      Notes payable                                5,299          2,974
                                                 -------        -------
                                                  28,160         16,314
      Senior secured notes reclassification       64,531         63,457
                                                 -------        -------
           Total current liabilities              92,691         79,771
                                                 -------        -------
Long-term debt, net of current maturities             --             --
Other liabilities                                  5,384          5,428
Commitments and contingencies (Note 7)
Shareholders' equity:
      Preferred stock-$1.00 par value;
       authorized 2.4 million shares; issued
       shares of 1,342,109 at June 30, 1999 and
       1,282,745 at December 31, 1998 -
       liquidation preference of $115 million
       at June 30, 1999                            1,342          1,283
      Preferred stock held in treasury -
       $1.00 par value; 9,681 shares at
       June 30, 1999                                 (10)            --
      Common stock-$.01 par value; authorized
       500 million shares; issued shares of
       23,377,971 at June 30, 1999 and
       23,447,441 at December 31, 1998               233            234
      Common stock held in treasury -
       $0.01 par value: 69,470 shares at
       December 31, 1998                              --             (1)
      Additional paid-in capital                 300,658        296,373
      Accumulated deficit                       (267,424)      (260,215)
      Unearned compensation                       (8,262)        (8,200)
                                                 -------        -------
           Total shareholders' equity             26,537         29,474
                                                 -------        -------
                 Total liabilities and
                   shareholders' equity        $ 124,612     $  114,673
                                                 =======        =======

 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENTS OF OPERATIONS

            (In Thousands, Except Per Share Amounts)
                           (Unaudited)

                                      Three Months Ended   Six Months Ended
                                           June 30,              June 30,
                                       ------------------   -----------------
                                         1999     1998         1999     1998
                                        ------   ------       ------   ------
Costs and operating expenses:
      General and administrative      $ 1,146   $ 1,305     $ 2,175   $ 2,915
      Other, net                           36        29          70        72
                                        -----     -----       -----     -----
                                        1,182     1,334       2,245     2,987
                                        -----     -----       -----     -----
Operating loss                         (1,182)   (1,334)     (2,245)   (2,987)
                                        -----     -----       -----     -----

Other income (expense):
      Interest income                       2       309           4       718
      Interest expense, net of
        amounts capitalized            (1,234)   (1,090)     (2,504)   (1,852)
      Other, net                          (10)       10         334         1
                                        -----     -----       -----     -----
                                       (1,242)     (771)     (2,166)   (1,133)
                                        -----     -----       -----     -----
Net loss                               (2,424)   (2,105)     (4,411)   (4,120)
Preferred stock dividends                   5      (218)     (2,798)   (2,645)
                                        -----     -----       -----     -----
Net loss attributable to common stock $(2,419)  $(2,323)    $(7,209)  $(6,765)
                                        =====     =====       =====     =====

Net loss per common share (basic)     $ (0.11)  $ (0.10)    $ (0.31)  $ (0.30)
                                        =====     =====       =====     =====
Net loss per common share (diluted)   $ (0.11)  $ (0.10)    $ (0.31)  $ (0.30)
                                        =====     =====       =====     =====

Weighted average number of common
   shares outstanding:
          Basic                        23,373    22,922      23,373    22,622
          Diluted                      23,373    22,922      23,373    22,622



 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         (In Thousands)
                           (Unaudited)

                                       Preferred         Common
                                         Stock            Stock   Additional                Total
                            Preferred   Held In   Common  Held In    Paid-In  Accumulated    Unearned    Shareholders'
                              Stock    Treasury   Stock  Treasury    Capital     Deficit   Compensation     Equity
                            --------- ----------  ------ -------- ----------  -----------  ------------ -------------
Balance, December 31, 1998  $  1,283    $   --    $  234  $  (1)   $ 296,373 $ (260,215)   $ (8,200)    $  29,474
    Net loss                      --        --        --     --           --     (4,411)         --        (4,411)
    Dividends                     --        --        --     --          486     (2,798)         --        (2,312)
    Preferred shares issued       59        --        --     --        2,099         --          --         2,158
    Preferred shares converted
       to treasury shares         --       (10)       --     --           10         --          --            --
    Treasury shares retired       --        --        (1)     1           --         --          --            --
    Issuance of stock purchase
        warrants                  --        --        --     --        1,234         --          --         1,234
    Accretion of unearned
       compensation               --        --        --     --           62         --         (62)           --
    Earned compensation -
       stock options              --        --        --     --          394         --          --           394
                               -----       ---      ----   ----      -------   --------     -------      --------
Balance, June 30, 1999      $  1,342     $ (10)    $ 233  $  --    $ 300,658 $ (267,424)   $ (8,262)    $  26,537
                               =====       ===      ====   ====      =======   ========     =======      ========


 The accompanying notes are an integral part of these financial statements.

                    XCL Ltd. and Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            ---------------
                                                            1999       1998
                                                            ----       ----
Cash flows from operating activities:
    Net loss                                            $  (4,411)  $ (4,120)
                                                           ------     ------
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation, depletion and amortization               57         50
        Amortization of discount on senior secured
          notes and land notes                              2,334      1,074
        Stock compensation programs                           394        732
        Stock issued for outside professional services         --        223
        Change in operating assets and liabilities:
             Accounts receivable                               --        (87)
             Refundable deposits                               --      1,200
             Accounts payable and accrued expenses          1,306         15
             Accrued interest                                  (7)       129
             Other, net                                      (381)      (162)
                                                           ------     ------
                  Total adjustments                         3,703      3,174
                                                           ------     ------
                  Net cash used in operating activities      (708)      (946)
                                                           ------     ------
Cash flows from investing activities:
    Change in cash held in escrow (restricted)                 44      5,024
    Note receivable                                            --       (362)
    Capital expenditures                                   (1,893)   (13,424)
    Investments                                               (18)      (551)
                                                           ------     ------
                  Net cash used in investing activities    (1,867)    (9,313)
                                                           ------     ------
Cash flows from financing activities:
    Proceeds from issuance of debt                          2,700         --
    Proceeds from exercise of warrants and options             --        331
    Payment of long-term debt                                 (94)      (450)
    Other                                                     (77)      (205)
                                                           ------     ------
                  Net cash provided by (used in)
                    financing activities                    2,529       (324)
                                                           ------     ------
Net decrease in cash and cash equivalents                     (46)   (10,583)
Cash and cash equivalents at beginning of period               83     21,952
                                                           ------     ------
Cash and cash equivalents at end of period              $      37   $ 11,369
                                                           ======     ======

 The accompanying notes are an integral part of these financial statements.

                  XCL Ltd. and Subsidiaries

    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        June 30, 1999

(1)     Basis of Presentation

     The consolidated financial statements at June 30, 1999, and for the six months then ended have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The balance sheet at December 31, 1998, included herein, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of XCL Ltd. and subsidiaries as of June 30, 1999, and the results of its operations for the six months ended June 30, 1999 and 1998, have been included. The 1998 dividends on the Amended Series A Preferred Stock for the six and three months ended June 30, 1998 have been restated by $2.2 million to reflect the fair value of the preferred stock issued in satisfaction of such amounts and will be accreted to the mandatory redemption date applying the effective interest method. This adjustment had the effect of reducing the 1998 loss per share attributable to Common Stock from $0.40 per share to $0.30 per share for the six months ended June 30, 1998 and from $0.20 per share to $0.10 per share for the three months ended June 30, 1998. The results of the Company's operations for such interim periods are not necessarily indicative of the results for the full year.

(2)     Liquidity and Capital Resources

      The Company, in connection with its 1995 decision to dispose of its domestic properties, is generating minimal annual revenues and is devoting all of its efforts toward the development of its China properties. The Company has cash available of approximately $37,000 as of June 30, 1999, and a working capital deficit of $91.8 million. The Senior Secured Notes (the "Notes") in the amount of $65 million (net of unamortized discount of $10 million) have been reclassified to current liabilities because the Company did not make the May 1999 interest payment (in the approximate amount of $5.6 million). Absent an agreement with the Note holders amending and/or extending the payment terms, the holders of the Notes could declare all amounts outstanding immediately due and payable. The possible results include the Company's loss of the stock of XCL-China and/or its interest in the Contract. The Company is in negotiations with the holders of the Notes regarding this matter and is exploring other options for meeting its obligations under the Notes and expects to arrive at a satisfactory resolution. There can be no assurance, however, that a satisfactory resolution will result.

      As previously reported, the Company has not paid certain disputed cash calls made by Apache with respect to the Zhao Dong Block. On June 25, 1999, the Company initiated a $17 million, arbitration proceeding against Apache. The Company initiated the arbitration proceedings because Apache demanded that the Company pay $10 million in disputed Zhao Dong Block project costs in addition to $7.2 million previously paid to Apache which has also been disputed. Such disputed costs consist of (i) approximately $8 million that Apache has demanded the Company pay for engineering and design on the Zhao Dong Block (Apache has incurred approximately $16 million in improper and excessive engineering and design expenditures although Apache received written authority to spend at most $2.5 million), (ii) $5.3 million consisting primarily of project costs challenged by the Company in joint account audits for the years 1995, 1996 and 1997, as well as certain similar issues in 1998 and 1999 and (iii) $3.9 million in exploration costs that were Apache's responsibility under its May 10, 1995 agreement with the Company. The Company has demanded a refund of $7.2 million previously paid to Apache and has notified Apache that it may seek their removal as operator of the Zhao Dong Block. On that same date, but after Apache's receipt of the formal arbitration notices, Apache filed a petition in U.S. Bankruptcy Court to place the Company's subsidiary, XCL-China, Ltd., into involuntary bankruptcy for failure to pay the $10 million in disputed project costs. See Part II - "Item 1. Legal Proceedings."

      As more fully disclosed in Note 7, the Company is obligated to meet certain minimum contractual requirements covering the Zhao Dong and Zhang Dong Blocks in China. Failure by the Company to meet such obligations, or secure an extension of time in order to complete such contractual requirements, may result in the sale or surrender of all or part of its interest in those properties, and/or its other interests in China. If such properties are sold or surrendered, there can be no assurance that the Company would recover its carrying value.

     Management plans to generate the additional cash needed through the sale or financing of its domestic assets held for sale and the completion of additional equity, debt or joint venture transactions. There is no assurance, however, that the Company will be able to sell or finance its assets held for sale or to complete other transactions in the future at commercially reasonable terms, if at all, or that it will be able to meet its future contractual obligations. If production from the China properties commences in 2000, as anticipated, the Company's proportionate share of the related cash flow will be available to help satisfy a portion of its cash requirements. However, there is likewise no assurance that such development will be successful and production will commence, and that such cash flow will be available.

(3)     Supplemental Cash Flow Information

      There were no income taxes paid during the six-month periods ended June 30, 1999 and 1998.

      Capitalized interest for the three- and six-month periods ended June 30, 1999 was $3.0 million and $6.0 million respectively, as compared to $2.8 million and $5.5 million, respectively, for the same period in 1998. Interest paid during the three- and six-month periods ended June 30, 1999 amounted to approximately $20,000 and $41,000, respectively, as compared to $5.7 million and $5.8 million, respectively, for the same periods in 1998.

(4)     Disputed Amounts

     As disclosed in Note 2, arbitration proceedings have been commenced contesting this amount. See Part II - "Item
1. Legal Proceedings."

(5)     Debt

Debt consists of the following (000's):

                                             June 30,     December 31,
                                               1999          1998
                                             --------     -----------
     Senior secured notes, net of
      unamortized discount of $10,469 and
      $11,543, respectively                  $  64,531   $   63,457
                                                ======       ======
     Notes payable:
        Lutcher Moore Group Limited
          Recourse Debt                          1,380        1,474
        XCL Land, Ltd. secured notes, net
          of unamortized discount
          of $281 and $0, respectively           3,919        1,500
                                                ------       ------
                                             $   5,299   $    2,974
                                                ======       ======

     Substantially all of the Company's assets collateralize these borrowings.

Senior Secured Notes
--------------------

      The long-term portion of the Senior Secured Notes has been reclassified to a current liability because the Company did not make the May 1999 interest payment (in the approximate amount of $5.6 million). Absent an agreement with the Note holders amending and/or extending the payment terms, the holders of the Notes could declare all amounts outstanding immediately due and payable. The Company is in negotiations with the holders of the Notes regarding this matter.

XCL Land, Ltd. Secured Notes
----------------------------

      In November 1998, January 1999, March 1999, April 1999 and May 1999, the Company, through its wholly owned subsidiary, XCL Land, Ltd., issued an aggregate of 41 units, each unit comprised of a secured note in the principal amount of $100,000 each (the "XCL Land Secured Notes") and five-year warrants to purchase 21,705 shares of Common Stock of the Company in a short-term financing. Pursuant to the terms of the subscription agreements, the exercise price of the warrants is reduced, if the exercise price of those warrants issued in subsequent subscriptions are more favorable. In connection with the additional subscriptions in May 1999, and pursuant to the terms of the subscription agreements, the exercise prices of the warrants issued in the November 1998 ($3.75 per share), January 1999 ($2.00 per share), March 1999 ($1.50 per share) and April 1999 ($1.3125 per share) offerings, were all reduced to $1.25 per share. The lenders were granted a security interest in a portion of the partnership interests of XCL Land, Ltd. and The Exploration Company of Louisiana, Inc., in L.M. Holding Associates, L.P., the owner of the Lutcher Moore Tract. The XCL Land Secured Notes bear interest at 15% per annum and are payable 90 days from issuance, with the option for two 90-day extensions, the second of which must be approved by the respective lender. XCL Land, Ltd. received $4.1 million in proceeds, of which $1.2 million was allocated to the warrants and is being amortized to interest expense over the term of the notes. At June 30, 1999, the unamortized discount is approximately $281,000. Approximately $0.7 million in proceeds were used to pay outstanding indebtedness associated with the Lutcher Moore Tract and the remaining $3.4 million was used to reduce intercompany debt.

      Also during March 1999, the Company, through XCL Land, Ltd., issued a secured note in the principal amount of $100,000 and five-year warrants, exercisable at $1.25 per share, to purchase 10,000 shares of Common Stock of the Company in a short term financing with one lender. The lender was granted a security interest in a portion of the partnership interests of XCL Land, Ltd. and The Exploration Company of Louisiana, Inc., in L.M. Holding Associates, L.P., the owner of the Lutcher Moore Tract. The note bears interest at 15% per annum and is payable 45 days after issuance. The holder of the note has agreed to extend the due date of the note and terms of the extension are being negotiated. XCL Land, Ltd. received $100,000 in proceeds, of which approximately $24,000 was allocated to the warrants. The value allocated to the warrants was amortized to interest expense over the term of the note. All of the proceeds were used by the Company to reduce intercompany debt.

Lutcher Moore Seller's Notes
----------------------------

      During July 1999, the Company through its wholly owned subsidiaries XCL-Acquisitions, Inc. and XCL Land Ltd., reached agreement with two lenders, whereby the lenders will purchase an aggregate of $2.247 million in principal of seller's notes ("Seller's Notes") secured by the Lutcher Moore Tract for a purchase price of $2.1 million. The purchase of the Seller's Notes will be funded in three payments of $0.7 million each, the first on or before July 20, 1999, the second on or before August 12, 1999, and the third on or before September 1, 1999. The interest rate on the Seller's Notes is 8%, and the Seller's Notes are payable on demand at any time after November 30, 1999. The proceeds, as received, are being used to reduce intercompany debt.

      The Company further agreed that the purchasers of the Seller's Notes, and under certain circumstances the holders of the XCL Land Secured Notes, will collectively on a pro rata basis receive 12.5% of the net proceeds received from the sale of the Lutcher Moore Tract. Until the Lutcher Moore Tract is sold, those same entities are entitled to receive 12.5% of any net proceeds received by the Company from any activity on or from the land, except for payments for rights-of-way. Further, the Company has agreed to grant an aggregate of 455,805 warrants, exercisable for five-years at $0.10 per share. The holders of the warrants will have the right after two-years, but only for a period of six months, to exchange the warrants for fully paid shares of Common Stock of the Company having a market value of $800,000 at the time of exchange or, cash at the Company's option.

     The Company and those purchasers of the Seller's Notes, and their affiliates, who also hold an aggregate of $2.0 million in XCL Land Secured Notes have agreed to extend the term of the XCL Land Secured Notes to November 30, 1999. The exercise price of all of the outstanding warrants issued in connection with the XCL Land Secured Notes will be reduced to $0.10 per share. The Company has also agreed to amend the terms of certain existing warrants to purchase an aggregate of 217,052 shares of Common Stock held by the purchasers and their affiliates. The warrants will have a new five-year term expiring July 16, 2004, the exercise price will be reduced from $0.15 per share to $0.01 per share, and the holders of the warrants will have the right after two-years, but only for a period of six months, to exchange the warrants for fully paid shares of Common Stock of the Company having a market value at the time of exchange of $400,000, or cash, at the Company's option.

(6)     Preferred Stock and Common Stock

      As of June 30, 1999, the Company had the following shares of Preferred Stock issued and outstanding:


                                                  Liquidation
                                  Shares             Value
                                  ------          -----------
   Amended Series A              1,288,847       $109,551,995
   Amended Series B                 53,262          5,326,200
                                 ---------        -----------
                                 1,342,109       $114,878,195
                                 =========        ===========

Amended Series A Preferred Stock
--------------------------------

      On  May  3, 1999, the Company paid approximately  $4.9
million  in  dividends  on the Amended  Series  A  Preferred
Stock,  payable  in  kind  through the  issuance  of  56,950 shares.

      Unclaimed shares of Amended Series A Preferred Stock resulting from the amendment, recapitalization and conversion of the Series A, Cumulative Convertible Preferred Stock and Series E, Cumulative Convertible Preferred Stock, including dividends accrued thereon through November 10, 1998, are classified as treasury stock. Pursuant to the terms of the amendment, recapitalization and conversion, dividends have ceased to accrue on the unclaimed shares.

Amended Series B Preferred Stock
--------------------------------

      On June 30, 1999, the Company paid approximately $0.2 million in dividends on the Amended Series B Preferred
Stock, payable in kind through the issuance of 2,414 shares.

Loss Per Share
--------------

     The following table sets forth the computation of basic and diluted loss per share (in 000's, except for per share amounts):

                               Three Months Ended     Six Months Ended
                                    June 30,               June 30,
                               __________________     _________________
                                1999       1998       1999        1998
Number of shares on which
 basic loss per share is
 calculated:                   23,373     22,922     23,373     22,622

Number of shares on which
diluted loss per share is
calculated:                    23,373     22,922     23,373     22,622

Net loss attributable to
  common shareholders         $(2,419)   $(2,323)   $(7,209)   $(6,765)

Basic loss per share          $ (0.11)   $ (0.10)   $ (0.31)   $ (0.30)
Diluted loss per share        $ (0.11)   $ (0.10)   $ (0.31)   $ (0.30)


      The effect of 37,757,548 and 34,627,207 shares of potential common stock were anti-dilutive in the six months ended June 30, 1999 and 1998, respectively, due to the losses in both periods.

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

       The Contract is basically divided into three periods: the Appraisal period, the Development period and the Production period. Work to be performed and expenditures to be incurred during the Appraisal period, which consists of three phases totaling five years from October 1, 1998, are the exclusive responsibility of the Company. The Contractor's obligations in the three appraisal phases are as follows:

          1. During the first year, the Contractor is required to drill one appraisal well, perform seismic data processing, upgrade the artificial island and causeway, and expend a minimum of $4 million. The parties have agreed to delay drilling of the first appraisal well until March 2000.

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

       o As previously reported, the Company has not paid certain cash calls to Apache totaling approximately $7.7 million through August 1999 (approximately $7.5 million at June 30, 1999), including amounts in dispute. On December 1, 1995, XCL-China submitted to arbitration certain accounting disputes arising from operations in the Bohai Bay Shallow Water Sea Area, People's Republic of China and governed by a Zhao Dong Block Operating Agreement. By the initial submission, XCL-China disputed certain amounts charged to it by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls which could develop into an event that would trigger Apache's option to purchase the Company's interest in the Production Sharing Agreement. Thereafter, disputes involving joint interest billings through December 1998 were added to the submission. In 1997, XCL-China made some payments with respect to the disputed amounts although the arbitration proceeding remained unresolved and inactive inasmuch as a third arbitrator had not been selected.

          On June 25, 1999, the Company initiated a $17 million, arbitration proceeding against Apache. The Company initiated the arbitration proceedings when Apache demanded that the Company pay $10 million in cash calls and billings that the
          Company disputes in addition to $7.2 million previously paid to Apache which has also been disputed. Such disputed costs consist of (i) approximately $8 million that Apache has demanded the Company pay for engineering and design expenditures on the Zhao Dong Block Apache has incurred approximately $16 million in improper and excessive engineering and design expenditures although Apache received written authority to spend at most $2.5 million), (ii) $5.3 million consisting primarily of project costs challenged by the Company in joint account audits for the years 1995, 1996 and 1997, as well as certain similar issues in 1998 and 1999, and (iii) $3.9 million in exploration costs that were Apache's responsibility under its May 10, 1995 agreement with the Company. The Company has demanded a refund of $7.2 million previously paid to Apache and has notified Apache that it may seek their removal as operator of the Zhao Dong Block. See
          Part II - "Item 1. Legal Proceedings."

     o On June 25, 1999, after receipt of formal arbitration notices from the Company and its subsidiary, XCL-China, Ltd., contesting such costs, Apache filed a petition in U.S. Bankruptcy Court to involuntarily place the Company's subsidiary, XCL-China, Ltd. into Chapter 7 bankruptcy for failure to pay the $10 million in disputed project costs.

     o The Company is in dispute over a 1992 tax assessment (including penalties and interest through June 30, 1999) by the Louisiana Department of Revenue and Taxation for the years 1987 through 1991 in the approximate amount of $3.2 million. The Company is in dispute over a 1997 assessment (including penalties and interest through June 30, 1999) from the Louisiana Department of Revenue and Taxation for income tax years 1991 and 1992, and franchise tax years 1992 through 1996 in the approximate amount of $3.4 million. The Company has filed written protests as to these assessments, and will vigorously contest the asserted deficiencies through the administrative appeals process and, if necessary, litigation. The Company believes that adequate provision has been made in the financial statements for any liability.

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

(8)     XCL-China Ltd.

      The  following summary financial information  of  XCL-
China   Ltd.,  a  wholly  owned  subsidiary,  reflects   its
financial position and its results of operations for the periods presented (in thousands of dollars):

                                                 June 30,     December 31,
                                                   1999           1998
                        ASSETS                   --------     ------------
                        ------
Current assets                                  $     452      $     174
Oil and gas properties (full cost method):
     Proved undeveloped properties, not
       being amortized                             30,570         28,274
     Unevaluated properties                        63,479         56,708
                                                   ------         ------
                                                   94,049         84,982
Other                                                 418            416
                                                   ------         ------
                                                   94,467         85,398
Accumulated depreciation                              (11)            (5)
                                                   ------         ------
                                                   94,456         85,393
Other assets                                          396            359
                                                   ------         ------
                                                $  95,304      $  85,926
                                                   ======         ======

        LIABILITIES  AND  SHAREHOLDER'S  DEFICIT
        ----------------------------------------
Total current liabilities                       $  10,987      $   8,397
Due to parent                                      87,307         80,425
Accumulated deficit                                (2,990)        (2,896)
                                                   ------         ------
                                                $  95,304      $  85,926
                                                   ======         ======

                                       Three Months Ended     Six Months Ended
                                             June 30,             June 30,
                                       ------------------     ----------------
                                         1999       1998       1999      1998
                                         ----       -----      ----      ----
Costs and expenses                     $    53   $   356     $   94     $  618
                                          ----      ----        ---       ----
Net loss                               $   (53)  $  (356)    $  (94)    $ (618)
                                          ====      ====        ===       ====

                  XCL LTD. AND SUBSIDIARIES

                        June 30, 1999

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

     At June 30, 1999, the Company had a net working capital deficit of $91.8 million. The Company does not have, as of August 14, 1999, sufficient funds to cover the Company's working capital requirements and capital expenditure obligations on the Zhao Dong and Zhang Dong Blocks during 1999.

      In addition, the Company failed to make the interest payment on the Senior Secured Notes (in the approximate amount of $5.6 million) due on May 3, 1999. Absent an agreement with the Note holders amending and/or extending the payment terms, the holders of the Notes could declare all principal amounts outstanding, and accrued interest, immediately due and payable. The possible results include the Company's loss of the stock of XCL-China and/or its interest in the Contract. The Company is in negotiations with the holders of the Notes regarding this matter, and is exploring other options for meeting its obligations under the Notes and expects to arrive at a satisfactory resolution. However, there can be no assurance that a satisfactory resolution will result.

      As previously reported, the Company has not paid certain disputed cash calls made by Apache with respect to the Zhao Dong Block. On June 25, 1999, the Company
initiated a $17 million, arbitration proceeding against Apache. The Company initiated the arbitration proceedings because Apache demanded that the Company pay $10 million in disputed Zhao Dong Block project costs in addition to $7.2 million previously paid to Apache which has also been disputed. Such disputed costs consist of (i) approximately $8 million that Apache has demanded the Company pay for engineering and design expenditures on the Zhao Dong Block (Apache has incurred approximately $16 million in improper and excessive engineering and design expenditures although Apache received written authority to spend at most $2.5 million), (ii) $5.3 million consisting primarily of project costs challenged by the Company in joint account audits for the years 1995, 1996 and 1997, as well as certain similar issues in 1998 and 1999, and (iii) $3.9 million in exploration costs that were Apache's responsibility under its May 10, 1995 agreement. The Company has demanded a refund of $7.2 million previously paid to Apache and has notified Apache it may seek their removal as operator of the Zhao Dong Block. On that same date, after receipt of formal arbitration notices from the Company and its subsidiary, XCL-China, Ltd., contesting such costs, Apache filed a petition in U.S. Bankruptcy Court to place the Company's subsidiary, XCL-China, Ltd., into involuntary bankruptcy for failure to pay the $10 million in disputed project costs. See Part II - "Item 1. Legal Proceedings."

      The Company believes that its plans for the Zhao Dong Block continue to be economically feasible at current oil prices. Should such prices decline, it will reduce the Company's projected economic return from the project and may further impair its ability to meet the debt service requirements.

     As a result of the Company's decision to focus on China and sell its U.S. assets, it presently has no source of significant revenues. The Company incurred a loss for fiscal 1998 of $13.8 million (including a provision of $4.2 million for impairment of certain oil and gas properties) and expects to incur a loss in 1999 as well because production and related cash flow from the Zhao Dong and Zhang Dong Blocks are not expected until 2000, at the earliest.

      With respect to the C-D Field on the Zhao Dong Block, CNODC has given written notice that it will participate as to its full 51% share and has urged that production begin as soon as reasonably practicable. Except for certain exploratory wells on which Apache has an obligation to pay for all the costs, the Company is required to fund 50% of all exploration expenditures and 24.5% of all development and production expenditures.

      Based on the current disputes with Apache, the Company estimates that its share of development expenses for 1999 will be less than the approximately $13.7 million previously estimated by the Company. The Company's share of exploration expenses for the remaining two obligatory wells to be drilled prior to the end of the Exploration Period
(which expires April 30, 2000) is approximately $5.0 million. The Company understands that Apache has requested that the Exploration Period be extended by one year. The Company presently projects and plans that these funds will be available from the sale or refinancing of domestic oil and gas properties held for sale and/or investment in land, project financing, an increase in the amount of senior secured notes, supplier financing, additional equity, joint ventures with other oil companies, or proceeds from production. Based on continuing discussions with major shareholders, major bondholders, investment bankers, and potential purchasers, the Company believes that such required funds will be available. However, there is no assurance that such funds will be available and, if available, on commercially reasonable terms. Any new debt could require approval of the holders of the Notes and there is no assurance that such approval could be obtained.

      In addition, the Company is the operator of the Zhang Dong Block and, as such, is required to cover the costs of initial appraisal drilling, upgrading production facilities and additional studies of seismic data. The Contract commits the Company to drill at least one well during the first year. The parties have agreed to delay drilling of this well until March 2000. Under the Contract, the Company is entitled to 49% of the production. The Company estimates that its minimum capital requirements over the next year to satisfy the terms of the Zhang Dong Contract are approximately $6.5 million. This amount is in addition to amounts the Company expects to spend on the Zhao Dong Block during 1999. Funds are expected to come from the previously mentioned sources.

      Longer-term liquidity is dependent upon the Company's future performance, including commencement of production in China, as well as continued access to capital markets. In addition, the Company's efforts to secure additional financing could be impaired if its Common Stock is delisted from the AMEX.

      If funds for the purposes described above and for general and administrative expenses are not available, the
Company may be required to substantially curtail its operations or sell or surrender all or part of its interest in the Zhao Dong or the Zhang Dong Blocks and/or its other interests in China in order to meet its obligations and continue as a going concern. If those properties are sold or surrendered under these circumstances, there can be no assurance the carrying value will be realized.

      The Company is not obligated to make any additional capital payments to its lubricating oil and coalbed methane projects, however, is in discussions with the Chinese government about expansion of its lube oil venture. The Company will require additional capital investments if these discussions are successfully concluded; however, at this time it is not known what the extent or timing for such investments might be. Similarly, if the Company's coalbed methane project becomes active and is successful, the Company may make additional investments in that business, however, the extent and timing of such investment if any, is unknown at this time.

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

New Accounting Pronouncements
-----------------------------

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. SFAS No. 133 will become effective with respect to the Company on January 1, 2001. The Company is currently evaluating the impact of the statement.

Results of Operations
---------------------

      During the six-month periods ended June 30, 1999 and 1998, the Company incurred net losses of $7.2 million and $6.8 million, respectively.

     Revenues and operating expenses associated with oil and gas properties held for sale are insignificant and accordingly, are recorded in other costs and operating expenses in the accompanying consolidated statements of operations.

       Interest expense, net of amounts capitalized, for the three- and six-month periods ended June 30, 1999 was approximately $1.2 million and $2.5 million compared to approximately $1.1 million and $1.9 million for the same periods in 1998. The increase was primarily attributable to the discount amortization of the XCL Land, Ltd. secured notes in the amount of approximately $0.7 million during the six-month period ended June 30, 1999.

     Preferred stock dividends were $2.8 million for the six months ended June 30, 1999, as compared to $2.6, million for the same period in 1998. The increase is the result of the issuance of additional shares in payment of prior period dividends. These dividends were paid in additional shares of preferred stock at the option of the Company.

     General and administrative expenses for the three- and six-month periods ended June 30, 1999 were $1.1 million and $2.2 million, respectively, as compared to $1.3 million and $2.9 million, respectively, for the same periods in 1998. The decrease was primarily attributable to reduction in compensation expense of approximately $0.5 million, reduction in public company costs of approximately $0.1 million and reduction in legal and professional fees of approximately $0.1 million.


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

     The Company's assessment phase consists of conducting a company-wide inventory of its key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. The portions of the assessment phase related to internally developed computer applications, hardware and equipment, and embedded chips are substantially complete. The Company estimates that it has completed more than 95 percent of the assessment to determine the nature and impact of the Year 2000 date change for third-party-developed software. The assessment phase of the project also involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. To date, the responses from such third parties, although generally encouraging, are inconclusive. As a result, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant. The Company is currently evaluating the exposure associated with such business partner relationships.

      The remediation phase involves converting, modifying, replacing or eliminating key automated systems identified in the assessment phase. The Company estimates that it has completed approximately 90 percent of the remediation phase. The Company has to date spent approximately $161,000 for upgrades and/or replacement of certain of its hardware and software to hardware and software that purports to be Year 2000 compliant. The Company estimates that an additional expense of $49,000 will be required to replace and/or modify and install hardware or software identified to date as non-Year 2000 compliant.

      The testing phase involves the validation of the identified key automated systems. The Company is utilizing test tools and written test procedures to document and validate, as necessary, its systems testing. The Company estimates that approximately 85 percent of the testing phase has been completed, and expects to be substantially completed by the end of September 1999.

     The implementation phase involves placing the converted or replaced key automated systems into operation. In some cases, this phase will also involve the implementation of contingency plans needed to support business functions and processes that may be interrupted by Year 2000 failures that are outside of the Company's control. The Company has completed approximately 85 percent of the implementation phase, and expects to be substantially completed by the end of September 1999.

     The contingency planning phase consists of developing a risk profile of the Company's critical business processes and then providing for actions the Company will pursue to keep such processes operational in the event of Year 2000 disruptions. The focus of such contingency planning is on prompt response to any adverse Year 2000 events and a plan for subsequent resumption of normal operations. The plan is expected to assess the risk of a significant failure to critical processes performed by the Company, and to address the mitigation of those risks. The plan will also consider any significant failures related to the most reasonably likely worst case scenario, discussed below, as they may occur. In addition the plan is expected to factor in the severity and duration of the impact of a significant failure. The Company has finalized its contingency plan.

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

                  XCL LTD. AND SUBSIDIARIES

                        June 30, 1999

                 PART II - OTHER INFORMATION


Item 1.          Legal Proceedings

      Other than as disclosed in the Company's Annual Report on Form 10-K or herein, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

      On June 25, 1999, the Company initiated a $17 million, arbitration proceeding against Apache arising from operations in the Bohai Bay Shallow Water Sea Area, People's Republic of China and governed by the Zhao Dong Block Joint Operating Agreement, Participation Agreement, and May 10, 1995 Agreement. The Company initiated the arbitration proceedings when Apache demanded that the Company pay $10 million in disputed Zhao Dong Block project costs in addition to $7.2 million previously paid to Apache which has also been disputed. Such disputed costs consist of: (i) approximately $8 million that Apache has demanded the Company pay for engineering and design on the Zhao Dong Block (Apache has incurred approximately $16 million in improper and excessive engineering and design expenditures, although Apache received written authority to spend at most $2.5 million), (ii) $5.3 million consisting primarily of project costs challenged by the Company in joint account audits for the years 1995, 1996 and 1997, as well as certain similar issues in 1998 and 1999, and (iii) $3.9 million in exploration costs that were Apache's responsibility under its May 10, 1995 Agreement with the Company. The Company has demanded a refund of $7.2 million previously paid to Apache and has notified Apache that it may seek their removal as operator of the Zhao Dong Block. Apache has filed an answer and counterclaim denying liability, it has appointed its arbitrator and has asked the arbitration tribunal to determine, among other things, that the Company's arbitration demands be denied.

      On June 25, 1999, Apache China Corporation LDC filed a petition in U.S. Bankruptcy Court Western District of Louisiana (Case No. 99-BK-51330) to involuntarily place the Company's subsidiary, XCL-China, Ltd., into a Chapter 7 bankruptcy for failure to pay $10 million in disputed Zhao Dong Block project costs. XCL-China, Ltd. has filed a motion to dismiss the involuntary bankruptcy petition.
Apache China Corporation has filed a motion to determine whether the arbitration is stayed. Both motions are being contested and a hearing is currently set for August 17, 1999.

Item 2(c).  Changes in Securities

The following securities were issued in private placements with accredited investors in transactions intended to qualify for the exemption from registration pursuant to
Section 4(2) under the Securities Act of 1933, as amended.

o During May 1999, the Company, through XCL Land, Ltd., a wholly owned subsidiary, issued 17 additional units, on the same terms as the units issued in November 1998, January 1999, March 1999 and April 1999, except that the exercise price of the warrants was $1.25 per share. In connection with the additional subscriptions in May 1999, and pursuant to the terms of the subscription agreements, the exercise price for the warrants issued in the November 1998, January 1999, March 1999 and April 1999, offerings was reduced to $1.25 per share. XCL Land, Ltd. received $1.7 million in proceeds, of which approximately $308,000 was allocated to the warrants. The value allocated to the warrants is being amortized to interest expense over the term of the notes. All of the proceeds were used to reduce intercompany debt.

o During July 1999, the Company through its wholly owned subsidiaries XCL-Acquisitions, Inc. and XCL Land Ltd., reached agreement with two lenders, whereby the lenders will purchase an aggregate of $2.1 million in principal of seller's notes secured by the Lutcher Moore Tract and will receive notes ("Seller's Notes") representing an aggregate of $2.247 million in principal. The purchase price of the Seller's Notes will be funded in three payments of $0.7 million each, the first on or before July 20, 1999, the second on or before August 12, 1999, and the third on or before September 1, 1999. The interest rate of the Notes is 8%, and the Seller's Notes are payable on demand at any time after November 30, 1999. The proceeds, as received, are being used to reduce intercompany debt.

  The  Company  further agreed that the  purchasers  of  the
  Seller's Notes, and under certain circumstances the holders of the XCL Land Secured Notes, will collectively on a pro rata basis receive 12.5% of the net proceeds received from the sale of the Lutcher Moore Tract. Until the Lutcher Moore Tract is sold, those same entities are entitled to receive 12.5% of any net proceeds received by the Company from any activity on or from the land, except for payments for rights-of-way. Further, the Company has agreed to grant an aggregate of 455,805 warrants, exercisable for five-years at $0.10 per share. The holders of the warrants will have the right after two-years, but only for a period of six months, to exchange the warrants for fully paid shares of Common Stock of the Company having a market value at the time of exchange of $800,000, or cash, at the Company's option.

  The Company and those purchasers of the Seller's Notes, and their affiliates, who also hold and aggregate of $2.1 million in XCL Land Secured Notes have agreed to extend the term of the XCL Land Secured Notes to November 30, 1999.

  Further the Company has agreed to amend the terms of certain existing warrants to purchase an aggregate of 217,052 shares of Common Stock held by the purchasers and their affiliates. The warrants will have a new five-year term expiring July 16, 2004, the exercise price will be reduced from $0.15 per share to $0.01 per share, and the holders of the warrants will have the right after two-years, but only for a period of six months, to exchange the warrants for fully paid shares of Common Stock of the Company having a market value at the time of exchange of $400,000, or cash, at the Company's option.

All of the above referenced warrants are first exercisable six months to one year after issuance.

Item 3.     Defaults Upon Senior Securities

      On May 3, 1999, the Company failed to make a required interest payment (in the approximate amount of $5.6 million) on its Senior Secured Notes, and such amount remains outstanding to date. Failure by the Company to make such payment could allow the holders of the Notes to declare all principal amounts outstanding, including accrued interest, immediately due and payable.

Item  4.      Submission of Matters to a Vote of  Security-
              Holders

      There were no matters submitted to a vote of the security holders of the Company during the period covered by this report.

Item 6.     Exhibits and Reports on Form 8-K.

(a)     Exhibits required by Item 601 of Regulation S-K.

     See Index to Exhibits.

 (b)     Reports on Form 8-K

     A current report on Form 8-K filed on June 28, 1999, to report that the Company had notified Apache Corporation that
(i) it will seek the removal of Apache China LDC, as operator of the companies' joint venture project in the Zhao Dong Block, and (ii) had initiated a $17 million arbitration proceeding against Apache.

     A current report on Form 8-K was filed on July 1, 1999, to report that the Company had received a petition filed with the U.S. Bankruptcy Court by Apache China LDC, asking the court to place the Company's wholly owned subsidiary, XCL-China, Ltd., under bankruptcy protection, claiming XCL-China had not paid a $10 million debt related to the companies joint venture project in the Zhao Dong Block.

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


Date: August 16, 1999

                      INDEX TO EXHIBITS
Exhibit

2.0     Not applicable

3.1 Amended and Restated Certificate of Incorporation of the Company. (Q)(i)

3.2     Amended and Restated By-Laws of the Company.  (A)

4.1     Forms of Common Stock Certificates.  (J)(i)

4.2     Form of Warrant dated January 31, 1994 to purchase
     2,500,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment, issued to INCC. (C)(i)

4.3     Form of Registrar and Stock Transfer Agency
     Agreement, effective March 18, 1991, entered into between the Company and Manufacturers Hanover Trust
     Company (predecessor to Chemical Bank), whereby
     Chemical Bank (now known as ChaseMellon Shareholder
     Services) serves as the Company's Registrar and U.S.
     Transfer Agent.  (D)

4.4 Copy of Warrant Agreement and Stock Purchase Warrant dated March 1, 1994 to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment, issued to EnCap Investments, L.C. (C)(ii)

4.5 Copy of Warrant Agreement and form of Stock Purchase Warrant dated March 1, 1994 to purchase an aggregate 600,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment, issued to principals of San Jacinto Securities, Inc. in connection with its financial consulting agreement with the Company. (C)(iii)

4.6 Form of Warrant Agreement and Stock Purchase Warrant dated May 25, 1994, to purchase an aggregate 100,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to the holders of Purchase Notes B, in consideration of amendment to payment terms of such Notes. (B)(i)

4.7 Form of Warrant Agreement and Stock Purchase Warrant dated May 25, 1994, to purchase an aggregate 100,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, issued to the holders of Purchase Notes B, in consideration for the granting of an option to further extend payment terms of such
     Notes.   (B)(ii)

4.8 Form of Purchase Agreement between the Company and each of the Purchasers of Units in the Regulation S
     Unit Offering conducted by Rauscher Pierce & Clark with closings as follows:

          December 22, 1995                   116 Units
          March 8, 1996                        34 Units
          April 23, 1996                       30 Units (E)(i)

4.9 Form of Warrant Agreement between the Company and each of the Purchasers of Units in the Regulation S
     Unit Offering conducted by Rauscher Pierce & Clark, as follows:

     Closing Date        Warrants     Exercise Price

     December 22, 1995     6,960,000     $.50
     March 8, 1996         2,040,000     $.35
     April 23, 1996        1,800,000     $.35 (E)(ii)

4.10     Form of Warrant Agreement between the Company and
     Rauscher Pierce & Clark in consideration for acting as placement agent in the Regulation S Units Offering, as follows:

     Closing Date           Warrants     Exercise Price

     December 22, 1995       696,000         $.50
     March 8, 1996           204,000         $.35
     April 23, 1996          180,000         $.35  (E)(iii)

4.11 Form of a series of Stock Purchase Warrants issued to Janz Financial Corp. Ltd. dated August 14, 1996, entitling the holders thereof to purchase up to 3,080,000 shares of Common Stock at $0.25 per share on or before August 13, 2001. (F)

4.12     Form of a series of Stock Purchase Warrants dated
     November 26, 1996, entitling the following holders thereto to purchase up to 2,666,666 shares of Common
     Stock at $0.125 per share on or before December 31, 1999:

     Warrant Holder                   Warrants

     Opportunity Associates, L.P.        133,333
     Kayne Anderson Non-Traditional
        Investments, L.P.                666,666
     Arbco Associates, L.P               800,000
     Offense Group Associates, L.P.      333,333
     Foremost Insurance Company          266,667
     Nobel Insurance Company             133,333
     Evanston Insurance Company          133,333
     Topa Insurance Company              200,000 (G)(i)

4.13     Form of a series of Stock Purchase Warrants dated
     December 31, 1996 (2,128,000 warrants) and January 8,
     1997 (2,040,000 warrants) to purchase up to an aggregate of 4,168,000 shares of Common Stock at $0.125 per share on or before August 13, 2001. (G)(ii)

4.14     Form of Stock Purchase Warrants dated February 6,
     1997, entitling the following holders to purchase an aggregate of 1,874,467 shares of Common Stock at $0.25 per share on or before December 31, 1999:

     Warrant Holder                       Warrants

     Donald A. and Joanne R. Westerberg    241,660
     T. Jerald Hanchey                   1,632,807 (G)(iii)

4.15 Form of a series of Stock Purchase Warrants dated April 10, 1997, issued as a part of a unit offered with Unsecured Notes of XCL-China Ltd., exercisable at $0.01 per share on or before April 9, 2002, entitling the following holders to purchase up to an aggregate of 10,092,980 shares of Common Stock:

     Warrant Holder                      Warrants

     Kayne Anderson Offshore L.P.         651,160
     Offense Group Associates, L.P.     1,627,900
     Kayne Anderson Non-Traditional
        Investments, L.P.               1,627,900
     Opportunity Associates, L.P.       1,302,320
     Arbco Associates, L.P.             1,627,900
     J. Edgar Monroe Foundation           325,580
     Estate of J. Edgar Monroe            976,740
     Boland Machine & Mfg. Co., Inc.      325,580
     Construction Specialists, Inc.
      d/b/a Con-Spec, Inc.              1,627,900  (G)(iv)

4.16 Form of Purchase Agreement dated May 13, 1997, between the Company and Jefferies & Company, Inc. (the "Initial Purchaser") with respect to 75,000 Units each consisting of $1,000 principal amount of 13.5% Senior Secured Notes due May 1, 2004, Series A and one warrant to purchase 1,280 shares of the Company's Common Stock with an exercise price of $0.2063 per share ("Note Warrants"). (H)(i)

4.17 Form of Purchase Agreement dated May 13, 1997, between the Company and Jefferies & Company, Inc. (the "Initial Purchaser") with respect to 294,118 Units each consisting of one share of Amended Series A, Cumulative Convertible Preferred Stock ("Amended Series A Preferred Stock") and one warrant to purchase 327 shares of the Company's Common Stock with an exercise price of $0.2063 per share ("Equity Warrants"). (H)(ii)

4.18 Form of Warrant Agreement and Warrant Certificate dated May 20, 1997, between the Company and Jefferies &
     Company, Inc., as the Initial Purchaser, with respect to the Note Warrants. (H)(iii)

4.19 Form of Warrant Agreement and Warrant Certificate dated May 20, 1997, between the Company and Jefferies &
     Company, Inc., as the Initial Purchaser, with respect to the Equity Warrants. (H)(iv)

4.20      Form  of Designation of Amended Series A Preferred
     Stock dated May 19, 1997. (H)(v)

4.21       Form   of   Amended  Series  A  Preferred   Stock
     certificate. (H)(vi)

4.22 Form of Global Unit Certificate for 75,000 Units consisting of 13.5% Senior Secured Notes due May 1,
     2004  and Warrants to Purchase Shares of Common  Stock.
     (H)(vii)

4.23 Form of Global Unit Certificate for 293,765 Units consisting of Amended Series A Preferred Stock and
     Warrants to Purchase Shares of Common Stock. (H)(viii)

4.24 Form of Warrant Certificate dated May 20, 1997, issued to Jefferies & Company, Inc., with respect to 12,755 warrants to purchase shares of Common Stock of the Company at an exercise price of $0.2063 per share.
     (H)(ix)

4.25 Form of Stock Purchase Agreement dated effective as of October 1, 1997, between the Company and William Wang, whereby the Company issued 800,000 shares of Common Stock to Mr. Wang, as partial compensation pursuant to a Consulting Agreement. (I)(i)

4.26 Form of Stock Purchase Warrants dated effective as of February 20, 1997, issued to Mr. Patrick B. Collins with respect to 200,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $0.25 per share, issued as partial compensation pursuant to a Consulting Agreement. (I)(ii)

4.27 Certificate of Amendment to the Certificate of Designation of Series F, Cumulative Convertible
     Preferred Stock dated January 6, 1998. (J)(ii)

4.28     Form of Stock Purchase Warrants dated January 16,
     1998, issued to Arthur Rosenbloom (6,389), Abby Leigh
     (12,600) and Mitch Leigh (134,343) to purchase shares of Common Stock of the Company at an exercise price of $0.15 per share, on or before December 31, 2001.
     (J)(iii)

4.29     Certificate of Designation of Amended Series B,
     Cumulative Convertible Preferred Stock dated March 4,
     1998. (J)(iv)

4.30     Correction to Certificate of Designation of Amended
     Series B, Cumulative Convertible Preferred Stock dated
     March 5, 1998. (J)(v)

4.31     Second Correction to Certificate of Designation of
     Amended Series B Preferred Stock dated March 19, 1998.
     (J)(vi)

4.32 Form of Stock certificate representing shares of Amended Series B Preferred Stock. (K)(ii)

4.33 Form of Agreement dated March 3, 1998 between the Company and Arbco Associates, L.P., Kayne Anderson Non-Traditional Investments, L.P., Offense Group Associates, L.P. and Opportunity Associates, L.P. for the exchange of Series B Preferred Stock and associated warrants into Amended Series B Preferred Stock and warrants. (K)(iii)

4.34 Form of Stock Purchase Warrants dated March 3, 1998 between the Company and the following entities:

     Holder                           Warrants

     Arbco Associates, L.P.             85,107
     Kayne Anderson Non-Traditional
        Investments, L.P.               79,787
     Offense Group Associates, L.P.     61,170
     Opportunity Associates, L.P.       23,936  (K)(iv)

4.35 Form of Stock Purchase Warrant dated effective as of June 30, 1998, issued to Mr. Patrick B. Collins with respect to 17,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $3.75 per share, issued as partial compensation pursuant to a Consulting Agreement. (L)(i)

4.36     Form of Warrant Exchange Agreement and Stock
     Purchase Warrant dated September 15, 1998 to purchase an aggregate of 351,015 shares of Common Stock at an exercise price of $2.50 per share, subject to adjustment, issued to Cumberland Partners in exchange for certain warrants held by Cumberland Partners.
     (L)(ii)

4.37 Form of Warrant Agreement dated October 1, 1998 to purchase 50,000 shares of Common Stock at an exercise price of $3.75 per share, subject to adjustment, issued to Steven B. Toon, a former officer of the Company.
     (M)(i)

4.38     Form of a series of Stock Purchase Warrants dated
     November 6, 1998, issued as a part of a unit offered with secured Notes of XCL Land Ltd., exercisable at $3.50 per share on or before November 6, 2003, entitling the following holders to purchase up to an aggregate of 325,575 shares of Common Stock:

     Warrant Holder                     Warrants

     J. Edgar Monroe Foundation         21,705
     Estate of J. Edgar Monroe         151,935
     Construction Specialists, Inc.
       d/b/a Con-Spec, Inc.            151,935 (M)(ii)

4.39 Form of a series of Stock Purchase Warrants issued as part of a unit offered with Secured Notes of XCL
     Land Ltd., entitling the following holders to purchase shares of Common Stock:

                                              Initial
     Warrant Holder                Warrants Exercise Price      Date

     Estate of J. Edgar Monroe       54,262     $2.00     January 15, 1999
     Construction Specialists, Inc.
       d/b/a Con-Spec, Inc.          54,262     $2.00     January 15, 1999
     Doug Ashy                       21,705     $1.50     March 22, 1999
     Edgar D. Daigle                 21,705     $1.50     March 25, 1999
     T. Jerald Hanchey               43,410     $1.3125   April 13, 1999
     Northern Securities Limited    325,575     $1.25     May 17, 1999
     Mitch Leigh                     43,410     $1.25     May 21, 1999 (N)(i)

4.40 Form of Warrant Amendment Agreement between the Company, J. Edgar Monroe Foundation (1976), Estate of
     J. Edgar Monroe, and Construction Specialists, Inc. d/b/a Con-Spec, Inc. amending the warrant exercise price of warrants dated November 6, 1998, from $3.50 to $2.00 per share. (N)(ii)

4.41     Form of a Stock Purchase Warrant dated March 15,
     1999 issued to Mr. Robert R. Durkee, Jr. as part of a unit offering with Secured Notes of XCL Land, Ltd., exercisable at $1.25 per share on or before March 15, 2004. (N)(iii)

4.42     Form of a Second Warrant Amendment Agreement dated
     March 19, 1999, between the Company, J. Edgar Monroe
     Foundation (1976), Estate of J. Edgar Monroe, and
     Construction Specialists, Inc. d/b/a Con-Spec, Inc.
     amending the warrant exercise price of warrants dated
     November 6, 1998, from $2.00 to $1.50 per share.
     (N)(iv)

4.43     Form of a Third Warrant Amendment Agreement dated
     April 13, 1999, between the Company, J. Edgar Monroe
     Foundation (1976), Estate of J. Edgar Monroe, and
     Construction Specialists, Inc. d/b/a Con-Spec, Inc.
     amending the warrant exercise price of warrants dated
     November 6, 1998 and January 15, 1999, from $1.50 per share to $1.3125 per share. *

4.44     Form of a Warrant Amendment Agreement dated April
     13, 1999, between the Company and Edgar D. Daigle, amending the warrant exercise price of warrants dated
     March 25, 1999, from $1.50 per share to $1.3125 per share. *

4.45     Form of a Warrant Amendment Agreement dated April
     13, 1999, between the Company and Doug Ashy, Sr., amending the warrant exercise price of warrants dated
     March 22, 1999, from $1.50 per share to $1.3125 per share. *

4.46 Form of a Fourth Warrant Amendment Agreement dated May 21, 1999, between the Company, J. Edgar Monroe Foundation (1976), Estate of J. Edgar Monroe, and Construction Specialists, Inc. d/b/a Con-Spec, Inc. amending the warrant exercise price of warrants dated November 6, 1998 and January 15, 1999, from $1.3125 per share to $1.25 per share. *

4.47     Form of a Second Warrant Amendment Agreement dated
     May 21, 1999, between the Company and Edgar D. Daigle, amending the warrant exercise price of warrants dated
     March 25, 1999, from $1.3125 per share to $1.25 per share. *

4.48     Form of a Second Warrant Amendment Agreement dated
     May 21, 1999, between the Company and Doug Ashy, Sr., amending the warrant exercise price of warrants dated
     March 22, 1999, from $1.3125 per share to $1.25 per share. *

4.49     Form of a Warrant Amendment Agreement dated May 21,
     1999, between the Company and T. Jerald Hanchey, amending the warrant exercise price of warrants dated
     April 13, 1999, from $1.3125 per share to $1.25 per share. *

4.50 Form of a Warrant Amendment Agreement dated May 21, 1999, between the Company and Mitch Leigh, Abby Leigh as Trustee Under Indenture of Mitch Leigh F/B/O Andrew Leigh, Arthur Rosenbloom as Trustee Under Indenture of Mitch Leigh F/B/O Rebecca Millicent Leigh and Arthur Rosenbloom as Trustee Under Indenture of Mitch Leigh F/B/O David George Leigh, amending the warrant exercise price of warrants held individually and in trust for the benefit of Andrew Leigh from $3.50 per share to $1.25 per share, and extending the expiration of such warrants from December 31, 2001 to December 31, 2004; amending the exercise price of the warrants held in trust for the benefit of Rebecca M. Leigh and David G. Leigh from $7.50 per share to $1.25 per share and extending the date of expiration of such warrants from January 2, 2001 to December 31, 2004. *

9.0     Not applicable.

10.39 Form of Consulting Agreement dated June 15, 1998, between the Company and Mr. Patrick B. Collins, whereby
     Mr. Collins performs certain accounting advisory services. (L)(iii)

10.44     Zhang Dong Petroleum Sharing Contract dated August
      20, 1998. (L)(vi)

10.45     Form of a series of Secured Notes dated November
     6, 1998, between the Company and the following entities:

     Note Holder                    Principal Amount

     J. Edgar Monroe Foundation         $100,000
     Estate of J. Edgar Monroe          $700,000
     Construction Specialists, Inc.
       d/b/a Con-Spec, Inc.             $700,000 (M)(iii)

10.46     Form of Subscription Agreement dated November 6,
     1998, by and between XCL Land, Ltd., the Company and the subscribers of Units, each unit comprised of $100,000 in secured Notes and 21,705 warrants. (M)(iv)

10.47 Form of Security Agreement dated November 6, 1998, by and between XCL Land, Ltd. and holders of the secured Notes of XCL Land, Ltd. dated November 6, 1998.
     (M)(v)

10.48 Form of Security Agreement dated November 6, 1998, by and between The Exploration Company of Louisiana, Inc. and holders of the secured Notes of XCL Land, Ltd.
     dated November 6, 1998. (M)(vi)

10.49     Form of Subscription Agreement by and between XCL
     Land, Ltd., the Company and the subscribers of Units, each unit comprised of $100,000 in Secured Notes and 21,705 warrants. (N)(v)

          Subscriber               Units          Date

     Estate of J. Edgar Monroe      2.5     January 15, 1999
     Construction Specialists, Inc.
       d/b/a Con-Spec, Inc.         2.5     January 15, 1999
     Doug Ashy, Sr.                 1.0     March 22, 1999
     Edgar D. Daigle                1.0     March 25, 1999
     T. Jerald Hanchey              2.0     April 13, 1999
     Northern Securities Limited   15.0     May 17, 1999
     Mitch Leigh                    2.0     May 21, 1999 (N)(vi)

10.50 Form of a series of secured Notes between the Company and the following entities:

          Note Holder             Principal Amount     Issue Date

     Estate of J. Edgar Monroe       $250,000     January 15, 1999
     Construction Specialists, Inc.
       d/b/a Con-Spec, Inc.          $250,000     January 15, 1999
     Doug Ashy, Sr.                  $100,000     March 22, 1999
     Edgar D. Daigle                 $100,000     March 25, 1999
     T. Jerald Hanchey               $200,000     April 13, 1999
     Northern Securities Limited   $1,500,000     May 17, 1999
     Mitch Leigh                     $200,000     May 21, 1999 (N)(vii)

10.51 Form of First Amendment to Security Agreement dated January 15, 1999, by and between XCL Land, Ltd.
     and holders of the Secured Notes of XCL Land, Ltd.
     dated November 6, 1999.  (N)(viii)

10.52 Form of First Amendment to Security Agreement dated January 15, 1999, by and between The Exploration
     Company of Louisiana, Inc. and holders of the secured
     Notes of XCL Land, Ltd. dated November 6, 1998.
     (N)(ix)

10.53     Acknowledgement and Agreement Regarding Security
     Interest by the J. Edgar Monroe Foundation (1976) dated
     January 15, 1999. (N)(x)

10.54     Form of Security Agreement by and between XCL
     Land, Ltd. and the following holders of the Secured
     Notes of XCL Land, Ltd.:

          Note Holder               Date

     Doug Ashy, Sr.             March 22, 1999
     Edgar D. Daigle            March 25, 1999  (N)(xi)

10.55     Form of Security Agreement by and between The
     Exploration Company of Louisiana, Inc. and the following holders of the Secured Notes of XCL Land, Ltd.

          Note Holder               Date

     Doug Ashy, Sr.             March 22, 1999
     Edgar D. Daigle            March 25, 1999  (N)(xii)

10.56     Form of Subscription Agreement dated March 15,
     1999, by and between XCL Land, Ltd. and Robert R.
     Durkee, Jr. for a unit comprised of a $100,000 45-day secured note and 10,000 warrants to purchase Common
     Stock of XCL Ltd.. (N)(xiii)

10.57 Form of Promissory Note dated March 15, 1999, by and between Robert R. Durkee, Jr. in the principal amount of $100,000. (N)(xiv)

10.58     Form of Security Agreement by and between XCL
     Land, Ltd. and Robert R. Durkee, Jr. dated March 15,
     1999. (N)(xv)

10.59     Form of Security Agreement by and between The
     Exploration Company of Louisiana, Inc. and Robert R.
     Durkee, Jr. dated March 15, 1999. (N)(xvi)

10.60 Consulting Agreement dated January 1, 1999, between the Company and R. Thomas Fetters, Jr., a director of the Company, whereby Mr. Fetters performs certain geological consulting services. (N)(xvii)

10.61     Amendment to Personal Services Agreement dated
     January 15, 1999, between the Company and Benjamin B.
     Blanchet, an officer and director of the Company.
     (N)(xviii)

10.62     Form of Security Agreement by and between XCL
     Land, Ltd. and T. Jerald Hanchey dated April 13, 1999. *

10.63     Form of Security Agreement by and between The
     Exploration Company of Louisiana, Inc. and
     T. Jerald Hanchey dated April 13, 1999. *

10.64 Form of Second Amendment to Security Agreement dated April 13, 1999, between XCL Land, Ltd. and Estate of J. Edgar Monroe, amending that Security Agreement dated November 6, 1998. *

10.65 Form of Second Amendment to Security Agreement dated April 13, 1999, between XCL Land, Ltd. and J.
     Edgar Monroe Foundation (1976), amending that Security
     Agreement dated November 6, 1998. *

10.66 Form of Second Amendment to Security Agreement dated April 13, 1999, between XCL Land, Ltd. and
     Construction Specialists, Inc. d/b/a Con-Spec, Inc., amending that Security Agreement dated November 6,
     1998.  *

10.67 Form of First Amendment to Security Agreement dated April 13, 1999, between XCL Land, Ltd. and Edgar
     D. Daigle, amending that Security Agreement dated March
     25, 1999. *

10.68 Form of First Amendment to Security Agreement dated April 13, 1999, between XCL Land, Ltd. and Doug
     Ashy, Sr., amending that Security Agreement dated March
     22, 1999. *

10.69 Form of Second Amendment to Security Agreement dated April 13, 1999, between The Exploration Company of Louisiana, Inc. and Estate of J. Edgar Monroe, amending the Security Agreement dated November 6, 1998. *

10.70 Form of Second Amendment to Security Agreement dated April 13, 1999, between The Exploration Company of Louisiana, Inc. and J. Edgar Monroe Foundation
     (1976), amending the Security Agreement dated November
     6, 1998. *

10.71 Form of Second Amendment to Security Agreement dated April 13, 1999, between The Exploration Company of Louisiana, Inc. and Construction Specialists, Inc.
     d/b/a Con-Spec, Inc., amending the Security Agreement dated November 6, 1998. *

10.72 Form of First Amendment to Security Agreement dated April 13, 1999, between The Exploration Company of Louisiana, Inc. and Edgar D. Daigle, amending the
     Security Agreement dated March 25, 1999. *

10.73 Form of First Amendment to Security Agreement dated April 13, 1998 between The Exploration Company of
     Louisiana, Inc. and Doug Ashy, Sr., amending the
     Security Agreement dated March 22, 1999. *

10.74 Form of Security Agreement dated May 17, 1999, between XCL Land, Ltd. and Northern Securities Limited. *

10.75 Form of Security Agreement dated May 17, 1999, between The Exploration Company of Louisiana, Inc. and
     Northern Securities Limited. *

10.76 Form of Security Agreement dated May 21, 1999 between XCL Land, Ltd. and Mitch Leigh. *

10.77 Form of Security Agreement dated May 21, 1999 between The Exploration Company of Louisiana, Inc. and
     Mitch Leigh. *

10.78     Form of Third Amendment to Security Agreement
     dated May 21, 1999, between XCL Land, Ltd. and
     Construction Specialists, Inc. d/b/a Con-Spec, Inc.,
     amending the Security Agreement dated November 6, 1998.
     *

10.79 Form of Third Amendment to Security Agreement dated May 21, 1999, between XCL Land, Ltd. and Estate of J. Edgar Monroe, amending the Security Agreement dated November 6, 1998. *

10.80 Form of Third Amendment to Security Agreement dated May 21, 1999, between XCL Land, Ltd. and J. Edgar
     Monroe Foundation (1976), amending the Security
     Agreement dated November 6, 1998. *

10.81 Form of Third Amendment to Security Agreement dated May 21, 1999, between The Exploration Company of
     Louisiana, Inc. and Estate of J. Edgar Monroe, amending the Security Agreement dated November 6, 1998. *

10.82 Form of Third Amendment to Security Agreement dated May 21, 1999, between The Exploration Company of
     Louisiana, Inc. and Construction Specialists, Inc.
     d/b/a Con-Spec, Inc., amending the Security Agreement dated November 6, 1998. *

10.83 Form of Third Amendment to Security Agreement dated May 21, 1999, between The Exploration Company of
     Louisiana, Inc. and J. Edgar Monroe Foundation (1976), amending the Security Agreement dated November 6, 1998. *

10.84 Form of Second Amendment to Security Agreement dated May 21, 1999, between The Exploration Company of
     Louisiana, Inc. and Edgar D. Daigle, amending the
     Security Agreement dated March 25, 1999. *

10.85 Form of Second Amendment to Security Agreement dated May 21, 1999, between XCL Land, Ltd. and Edgar D.
     Daigle, amending the Security Agreement dated March 25,
     1999. *

10.86 Form of Second Amendment to Security Agreement dated May 21, 1999, between The Exploration Company of
     Louisiana, Inc. and Doug Ashy, Sr., amending the
     Security Agreement dated March 22, 1999. *

10.87 Form of Second Amendment to Security Agreement dated May 21, 1999, between XCL Land, Ltd. and Doug
     Ashy, Sr., amending the Security Agreement dated March
     22, 1999. *

10.88 Form of First Amendment to Security Agreement dated May 21, 1999, between The Exploration Company of
     Louisiana, Inc. and T. Jerald Hanchey, amending the
     Security Agreement dated April 13, 1999. *

10.89 Form of First Amendment to Security Agreement dated May 21, 1999, between XCL Land, Ltd. and T.
     Jerald Hanchey, amending the Security Agreement dated
     April 13, 1999. *

11.0     Not applicable.

15.0     Not applicable.

18.0     Not applicable.

19.0      Not applicable.

22.0     Not applicable.

23.0     Not applicable.

24.0     Not applicable.

27.0     Financial Data Schedule *

99.0     Glossary of Terms *
_________________________
*Filed herewith.

(A)     Incorporated by reference to the Registration
     Statement on Form 8-B filed on July 28, 1988, where it appears as Exhibits 3(c).

 (B)     Incorporated by reference to Post-Effective
     Amendment No. 2 to Registration Statement on Form S-3
     (File No. 33-68552) where it appears as: (i) Exhibit
     4.34 and (ii) Exhibit 4.36.

(C)     Incorporated by reference to Amendment No. 1 to
     Annual Report on Form 10-K filed April 15, 1994, where it appears as: (i) Exhibit 4.32; (ii) Exhibit 4.36;
     and (iii) Exhibit 4.37.

(D) Incorporated by reference to an Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed April 1, 1991, where it appears as Exhibit 10.27.

(E)     Incorporated by reference to Annual Report on Form
     10-K for the year ended December 31, 1995, filed April
     15, 1996, where it appears as:  (i) through  (iii)
     Exhibits 4.28 through 4.30, respectively.

 (F) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 14, 1996, where it appears as Exhibits
     4.32.

(G)     Incorporated by reference to Annual Report on Form
     10-K for the year ended December 31, 1996, filed April
     15, 1997, where it appears as (i) through (iii)
     Exhibits 4.35 through 4.38; and (iv) Exhibit 4.40.

(H)     Incorporated by reference to Current Report on Form
     8-K dated May 20, 1997, filed June 3, 1997, where it appears as (i) through (ix) Exhibits 4.1 through 4.9, respectively.

(I) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed November 14, 1997, where it appears as (i)
     Exhibit 4.52; and (ii) Exhibit 10.62.

(J) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1997, filed April 15, 1998, where it appears as (i) Exhibit 4.1; (ii) through (vi) Exhibits 4.32 through 4.36, respectively.

(K)     Incorporated by reference to Amendment No. 1 to
     Annual Report on Form 10-K for the year ended December
     31, 1997, filed April 22, 1998, where it appears as (i)
     Exhibit 3.1; and (ii) through (iv) Exhibits 4.37 through 4.39, respectively.

(L)     Incorporated by reference to Amendment No. 2 to
     Registration Statement on Form S-1 filed October 23,
     1998, where it appears as: (i) Exhibit 4.40; (ii)
     Exhibit 4.41; (iii) Exhibit 10.49; and (vi) Exhibit
     10.54.

(M) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 16, 1998, where it appears as: (i) and (ii) Exhibits 4.42 and 4.43, respectively; and
     (iii) through (vi) Exhibits 10.55 through 10.58, respectively.

(N) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998, filed on April 15, 1999, where it appears as: (i) through (iv) Exhibits 4.42 to 4.45; and (v) through (xviii) Exhibits
     10.49 through 10.61.