Form 10-Q
period 1999-09-30
XCL LTD
filed 1999-11-15
CIK 720676

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d) of the
      [X]          Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 1999

                                      OR

               Transition Report Pursuant to Section 13 or 15(d)of
     [ ]          the Securities Exchange Act of 1934

                    Commission File No. 1-10669

                             XCL Ltd.
      (Exact name of registrant as specified in its charter)

       Delaware                                   51-0305643
      (State of Incorporation)               (I.R.S. Employer
                      Identification Number)

                    Petroleum Tower, Suite 400
   3639 Ambassador Caffery Parkway, Lafayette, LA         70503
 (Address of principal executive offices)                    (Zip
                               Code)

                           318-989-0449
       (Registrant's telephone number, including area code)

       110 Rue Jean Lafitte, 2nd Floor, Lafayette, LA  70508
  (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES[X]     NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       23,377,971  shares  Common  Stock,  $.01  par  value   were
outstanding on November 15, 1999.

                             XCL LTD.

                         TABLE OF CONTENTS



                                                                Page
                              PART I

Item 1.  Financial Statements                                       3
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       15
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk                                                      19

                              PART II

Item 1.  Legal Proceedings                                         20
Item 2.  Changes in Securities                                     20
Item 3.  Default Upon Senior Securities                            21
Item 4.  Submission of Matters to a Vote of Security Holders       21
Item 6.  Exhibits and Reports on Form 8-K                          21

                     XCL Ltd. and Subsidiaries
                  PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                    CONSOLIDATED BALANCE SHEETS
                          (In Thousands)
                            (Unaudited)

                                                  September 30,   December 31,
                          A S S E T S                  1999            1998
                          -----------             -------------   ------------
Current assets:
      Cash and cash equivalents                    $     405       $       83
      Cash held in escrow (restricted)                   192              205
      Other                                              753              443
                                                    --------        ---------
                       Total current assets            1,350              731
                                                    --------        ---------
Property and equipment:
      Oil and gas (full cost method):
           Proved undeveloped properties,
             not being amortized                      31,247           28,274
           Unevaluated properties                     70,172           58,403
                                                    --------         --------
                                                     101,419           86,677
      Other                                            1,338            1,344
                                                    --------         --------
                                                     102,757           88,021
      Accumulated depreciation, depletion and
        amortization                                    (803)            (761)
                                                    --------         --------
                                                     101,954           87,260
                                                    --------         --------
Investments                                            4,105            4,078
Investment in land                                    12,200           12,200
Oil and gas properties held for sale                   5,059            5,099
Debt issue costs, less amortization                    3,289            3,763
Other assets                                           1,608            1,542
                                                    --------         --------
                       Total assets                $ 129,565        $ 114,673
                                                    ========         ========

      LIABILITIES  AND  SHAREHOLDERS'  EQUITY
      ---------------------------------------
Current liabilities:
      Accounts payable and accrued expenses        $   3,250        $   1,465
      Accrued interest                                11,071            2,049
      Due to joint venture partner (Note 5)           10,926            8,168
      Dividends payable                                4,547            1,658
      Notes payable                                    7,071            2,974
                                                    --------         --------
                                                      36,865           16,314
      Senior secured notes reclassification           65,068           63,457
                                                    --------         --------
                      Total current liabilities      101,933           79,771
                                                    --------         --------
Long-term debt, net of current maturities                 --               --
Other liabilities                                      5,361            5,428
Commitments and contingencies (Note 8)
Shareholders' equity:
      Preferred stock-$1.00 par value; authorized
         2.4 million shares; issued shares of
         1,342,109 at September 30, 1999 and
         1,282,745 at December 31, 1998 -
         liquidation preference of $115 million
         at September 30, 1999                         1,342            1,283
      Preferred stock held in treasury -
         $1.00 par value; 9,681 shares at
         September  30, 1999                             (10)              --
      Common stock-$.01 par value; authorized
         500 million shares; issued shares of
         23,377,971 at September 30, 1999 and
         23,447,441 at December 31, 1998                 233              234
      Common stock held in treasury-$0.01 par
         value: 69,470 shares at December 31, 1998        --               (1)
      Additional paid-in capital                     301,149          296,373
      Accumulated deficit                           (272,172)        (260,215)
      Unearned compensation                           (8,271)          (8,200)
                                                    --------         --------
           Total shareholders' equity                 22,271           29,474
                                                    --------         --------
                       Total liabilities and
                         shareholders' equity      $ 129,565        $ 114,673
                                                    ========         ========

The accompanying notes are an integral part of these financial statements.

                     XCL Ltd. and Subsidiaries

               CONSOLIDATED STATEMENTS OF OPERATIONS

             (In Thousands, Except Per Share Amounts)
                            (Unaudited)

                                         Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                          -----------------    -----------------
                                          1999        1998     1999       1998
                                         ------      ------    ------     ------
Costs and operating expenses:
      General and administrative      $  1,082     $  1,631   $ 3,257   $ 4,546
      Other, net                            32           46       102       118
                                       -------      -------    ------    ------
                                         1,114        1,677     3,359     4,664
                                       -------      -------    ------    ------
Operating loss                          (1,114)      (1,677)   (3,359)   (4,664)
                                       -------      -------    ------    ------


Other income (expense):
      Interest income                        2          146         6       864
      Interest expense, net of
        amounts capitalized             (1,199)         (99)   (3,703)   (1,951)
      Other, net                           660          744       994       745
                                       -------      -------    ------    ------
                                          (537)         791    (2,703)     (342)
                                       -------      -------    ------    ------

Net loss                                (1,651)        (886)   (6,062)   (5,006)
Preferred stock dividends               (3,097)      (2,688)   (5,895)   (5,333)
                                       -------      -------    ------    ------
Net loss attributable to common stock  $(4,748)     $(3,574) $(11,957) $(10,339)
                                        ======       ======    ======    ======

Net loss per common share (basic)      $ (0.20)     $ (0.16) $  (0.51) $  (0.46)
                                        ======       ======   =======   =======
Net loss per common share (diluted)    $ (0.20)     $ (0.16) $  (0.51) $  (0.46)
                                        ======       ======   =======   =======

Weighted average number of common
   shares outstanding:
          Basic                         23,373       22,922    23,373    22,723
          Diluted                       23,373       22,922    23,373    22,723


The accompanying notes are an integral part of these financial statements.

                      XCL Ltd. and Subsidiaries

          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          (In Thousands)
                            (Unaudited)

                                    Preferred          Common
                                      Stock             Stock   Additional                             Total
                           Preferred   Held In  Common  Held In   Paid-In  Accumulated    Unearned  Shareholders'
                             Stock     Treasury  Stock Treasury   Capital    Deficit   Compensation   Equity
                            --------- ---------  ------ -------  --------  ----------  ------------- -----------
Balance, December 31, 1998   $ 1,283  $   --    $  234  $  (1)  $296,373  $ (260,215)  $   (8,200)     $ 29,474
    Net loss                      --      --        --     --         --     (6,062)           --        (6,062)
    Dividends                     --      --        --     --        771     (5,895)           --        (5,124)
    Preferred shares issued       59      --        --     --      2,099         --            --         2,158
    Preferred shares converted
       to treasury shares         --     (10)       --     --         10         --            --            --
    Treasury shares retired       --      --        (1)     1         --         --            --            --
    Issuance of stock purchase
        warrants                  --      --        --     --      1,234         --            --         1,234
    Accretion of unearned
       compensation               --      --        --     --         71         --          (71)            --
    Earned compensation -
       stock options              --      --        --     --        591         --           --            591
                               -----     ----     ----    ----   --------   --------     --------       -------
Balance, September 30, 1999  $ 1,342   $ (10)    $ 233   $ --   $301,149 $ (272,172)   $   (8,271)     $ 22,271
                               =====     ====     ====    ====   =======    =======      ========       =======

The accompanying notes are an integral part of these financial statements.

                     XCL Ltd. and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands)
                            (Unaudited)
                                                           NineMonths Ended
                                                             September 30,
                                                           -----------------
                                                            1999       1998
                                                            ----       -----
Cash flows from operating activities:
    Net loss                                            $ (6,062)   $ (5,006)
                                                         -------      ------
    Adjustments to reconcile net loss to net cash
       provided by (used in)operating activities:
        Depreciation, depletion and amortization              83         78
        Amortization of discount on senior secured
          notes and land notes                             3,239      1,610
        Stock compensation programs                          591      1,098
        Stock issued for outside professional services        --        223
        Change in operating assets and liabilities:
             Accounts receivable                              --        (83)
             Refundable deposits                              --      1,200
             Accounts payable and accrued costs            1,785       (350)
             Accrued interest                                 13      2,813
             Other, net                                     (443)      (268)
                                                          ------     ------
                  Total adjustments                        5,268      6,321
                                                          ------     ------
                  Net cash provided by (used in)
                    operating activities                    (794)     1,315
                                                          ------     ------
Cash flows from investing activities:
    Change in cash held in escrow (restricted)                13      5,013
    Note receivable                                           --       (362)
    Capital expenditures                                  (2,969)   (23,578)
    Investments                                              (27)      (607)
    Proceeds from sale of assets                              --          3
                                                          ------    -------
                  Net cash used in investing activities   (2,983)   (19,531)
                                                          ------    -------
Cash flows from financing activities:
    Proceeds from issuance of debt                         4,800         --
    Proceeds from exercise of common stock
      warrants and options                                    --      1,209
    Payment of long-term debt                               (624)      (450)
    Stock /note issuance costs and other                     (77)       (93)
                                                          ------    -------
                  Net cash provided by financing
                     activities                            4,099        666
                                                          ------    -------

Net increase (decrease) in cash and cash equivalents         322    (17,550)
Cash and cash equivalents at beginning of period              83     21,952
                                                          ------    -------
Cash and cash equivalents at end of period              $    405   $  4,402
                                                          ======    =======


The accompanying notes are an integral part of these financial statements.

                     XCL Ltd. and Subsidiaries

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999

(1)     Basis of Presentation

      The consolidated financial statements at September 30, 1999, and for the nine months then ended have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The balance sheet at December 31, 1998, included herein, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of XCL Ltd. and subsidiaries as of September 30, 1999, and the results of its operations for the nine months ended September 30, 1999 and 1998, have been included. The 1998 dividends on the Amended Series A Preferred Stock for the nine and three months ended September 30, 1998 have been restated by $2.0 million and $0.2 million, respectively, to reflect the fair value of the preferred stock issued in satisfaction of such amounts and will be accreted to the mandatory redemption date applying the effective interest method. This adjustment had the effect of reducing the 1998 loss per share attributable to Common Stock from $0.54 per share to $0.46 per share for the nine months ended September 30, 1998 and no effect per share for the three months ended September 30, 1998. The results of the Company's operations for such interim periods are not necessarily indicative of the results for the full year.

(2)     Liquidity and Capital Resources

      The Company, in connection with its 1995 decision to dispose of its domestic properties, is generating minimal annual revenues and is devoting all of its efforts toward the development of its China properties. The Company has cash available of approximately $405,000 as of September 30, 1999, and a working capital deficit of $101 million. The Senior Secured Notes (the "Notes") in the amount of $65 million (net of unamortized discount of $10 million) have been reclassified to current liabilities because the Company did not make the May 1999 interest payment (in the approximate amount of $6.0 million, including approximately $0.4 million in default interest as of September 30, 1999). Further, the Company failed to make the November 1999 interest payment (in the approximate amount of $5.6 million). Absent an agreement with the Note holders amending and/or extending the payment terms, the holders  of  the  Notes  could  declare  all  amounts  outstanding immediately due and payable. The Company is in discussions with the holders of at least 95% of the Notes and believes that an agreement can be reached to avoid a declaration that all amounts outstanding are due and payable. The possible results of such a declaration include the Company's loss of the stock of XCL-China and/or its interest in the Contract. In addition to the negotiations with the holders of the Notes regarding this matter, the Company is exploring other options for meeting its obligations under the Notes. A negotiated agreement with the Note holders could substantially dilute the interests of the Company's existing equity holders. There can be no assurance that a satisfactory resolution will result.

      As previously reported, the Company has not paid certain disputed cash calls made by Apache with respect to the Zhao Dong Block. On June 25, 1999, the Company initiated a $17 million arbitration proceeding against Apache. The Company initiated the arbitration proceedings because Apache demanded that the Company pay $10 million in disputed Zhao Dong Block project costs in addition to $7.2 million previously paid to Apache which has also been disputed. Such disputed costs consist of (i) approximately $8 million that Apache has demanded the Company pay for engineering and design on the Zhao Dong Block (Apache has incurred approximately $16 million in engineering and design expenditures although Apache received written authority to spend at most $2.5 million), (ii) $5.3 million consisting primarily of project costs challenged by the Company in joint account audits for the years 1995, 1996 and 1997, as well as certain similar issues in 1998 and 1999 and (iii) $3.9 million in exploration costs that the Company believes were Apache's responsibility under its May 10, 1995 agreement with the Company. The Company has demanded a refund of $7.2 million previously paid to Apache and has notified Apache that it may seek their removal as operator of the Zhao Dong Block. On that same date, but after Apache's receipt of the formal arbitration notices, Apache filed a petition in U.S. Bankruptcy Court to place the Company's subsidiary, XCL-China, Ltd., into involuntary bankruptcy for failure to pay the $10 million in disputed project costs. See Part II - "Item 1. Legal Proceedings."

      As more fully disclosed in Note 8, the Company is obligated to meet certain minimum contractual requirements covering the Zhao Dong and Zhang Dong Blocks in China. Failure by the Company to meet such obligations, or secure an extension of time in order to complete such contractual requirements, may result in the sale or surrender of all or part of its interest in those properties, and/or its other interests in China. If such properties are sold or surrendered, there can be no assurance that the Company would recover its carrying value.

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

(3)     Supplemental Cash Flow Information

     There were no income taxes paid during the nine-month periods ended September 30, 1999 and 1998.

      Capitalized interest for the three- and nine-month periods ended September 30, 1999 was approximately $3.0 million and $9.0 million respectively, as compared to approximately $3.3 million and $8.8 million, respectively, for the same period in 1998. Interest paid during the three- and nine-month periods ended September 30, 1999 amounted to approximately $206,000 and $247,000, respectively, as compared to $37,000 and $5.8 million, respectively, for the same periods in 1998.

(4)     Prepaid Lease

     On August 19, 1999, the Company entered into a one-year lease commencing on September 1, 1999, for its current office space in Petroleum Tower. The Company prepaid the lease in advance for an aggregate amount of $79,704.63, including a security deposit of $6,131.13.

(5)     Disputed Amounts

      As disclosed in Note 2, arbitration proceedings have been commenced contesting this amount. See Part II - "Item 1. Legal Proceedings."

 (6)     Debt

Debt consists of the following (000's):

                                              September 30,   December 31,
                                                   1999          1998
                                               ------------  ------------
Senior secured notes, net of unamortized
 discount of $9,932 and $11,543, respectively     $ 65,068    $ 63,457
                                                    ======      ======
Notes payable:
   Lutcher Moore Group Limited Recourse Debt         2,950       1,474
   XCL Land, Ltd. secured notes, net of
     unamortized discount of $79 and $0,
     respectively                                    4,121       1,500
                                                    ------     -------
                                                  $  7,071  $    2,974
                                                    ======     =======

     Substantially all of the Company's assets collateralize these borrowings.

Senior Secured Notes
--------------------

      The long-term portion of the Senior Secured Notes has been reclassified to a current liability because the Company did not make the May 1999 interest payment (in the approximate amount of $6.0 million, including approximately $0.4 million in default interest as of September 30, 1999). Further, the Company failed to make the November 1999 interest payment (in the approximate amount of $5.6 million). Absent an agreement with the Note holders amending and/or extending the payment terms, the holders of the Notes could declare all amounts outstanding immediately due and payable. The Company is in negotiations with the holders of the Notes regarding this matter.

The  Exploration  Company of Louisiana, Inc. (formerly  XCL  Land,
Ltd.) Secured Notes
------------------------------------------------------------------


      In November 1998, January 1999, March 1999, April 1999 and May 1999, the Company, through its wholly owned subsidiary, XCL Land, Ltd., issued an aggregate of 41 units, each unit comprised of a secured note in the principal amount of $100,000 each (the "XCL Land Secured Notes") and five-year warrants to purchase 21,705 shares of Common Stock of the Company in a short-term financing. Pursuant to the terms of the subscription agreements, the exercise price of the warrants is reduced, if the exercise price of those warrants issued in subsequent subscriptions are more favorable. In connection with the additional subscriptions in May 1999, and pursuant to the terms of the subscription agreements, the exercise price of the warrants issued in the November 1998 ($3.75 per share), January 1999 ($2.00 per share), March 1999 ($1.50 per share) and April 1999 ($1.3125 per share) offerings, were all reduced to $1.25 per share. The lenders were granted a security interest in a portion of the partnership interests of XCL Land, Ltd. and The Exploration Company of Louisiana, Inc., in L.M. Holding Associates, L.P., the owner of the Lutcher Moore Tract. The XCL Land Secured Notes bear interest at 15% per annum and are payable 90 days from issuance, with the option for two 90-day extensions, the second of which must be approved by the respective lender. XCL Land, Ltd. received $4.1 million in proceeds, of which $1.2 million was allocated to the warrants and is being amortized to interest expense over the term of the notes. At September 30, 1999, the unamortized discount is approximately $79,000. Approximately $0.7 million in proceeds were used to pay outstanding indebtedness associated with the Lutcher Moore Tract and the remaining $3.4 million was used to reduce intercompany debt.

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

      On September 8, 1999, XCL Land Ltd. was merged into The Exploration Company of Louisiana, Inc.

      During September 1999, one Note holder elected not to extend its XCL Land Secured Note and was repaid $100,000 in principal plus accrued interest thereon in October 1999. During October 1999, one Note holder elected not to extend its XCL Land Secured
Note in the principal amount of  $200,000.

Lutcher Moore Seller's Notes
----------------------------

      During July 1999, the Company through its wholly owned subsidiaries XCL-Acquisitions, Inc. and XCL Land Ltd., reached agreement with two lenders, whereby the lenders purchased an aggregate of $2.247 million in principal of seller's notes ("Seller's Notes") secured by the Lutcher Moore Tract for a purchase price of $2.1 million. The interest rate on the Seller's Notes is 8%, and the Seller's Notes are payable on demand at any time after November 30, 1999. The proceeds were used to reduce intercompany debt.

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

(7)     Preferred Stock and Common Stock

      As of September 30, 1999, the Company had the following shares of Preferred Stock issued and outstanding:



                                                         Liquidation
                               Shares                       Value
                              -------                   -------------
Amended Series A              1,288,847                $ 109,551,995
Amended Series B                 53,262                    5,326,200
                              ---------                  -----------
                              1,342,109                $114,878,195
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

      During September 1999, the directors declared a dividend payable in kind on November 1, 1999, to holders of Amended Series A Preferred Stock on October 15, 1999, at the rate of 0.0475 new shares for each share held. This dividend payment has not yet been distributed.

Loss Per Share
--------------

      The following table sets forth the computation of basic and diluted loss per share (in 000's, except for per share amounts):

                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                       __________________      _________________
                                        1999        1998       1999      1998
                                        -----       -----      ----      ----
Number of shares on which basic
  loss per share is calculated:        23,373      22,922      23,373    22,723

Number of shares on which diluted
  loss per share is calculated:        23,373      22,922      23,373    22,723

Net loss attributable to common
  shareholders                        $(4,748)    $(3,574)   $(11,957) $(10,339)

Basic loss per share                  $ (0.20)    $ (0.16)   $(0.51) $  (0.46)
Diluted loss per share                $ (0.20)    $ (0.16)   $(0.51) $  (0.46)

      The effect of 38,148,107 and 35,273,606 shares of potential common stock were anti-dilutive in the nine months ended September 30, 1999 and 1998, respectively, due to the losses in both periods.

 (8)     Commitments and Contingencies

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

* The Company, through its wholly owned subsidiary XCL-Cathay Ltd., acquired the rights to appraisal, development and production of the Zhang Dong Block, in the Bohai Bay shallow water sea area, by executing a Petroleum Contract (the "Contract") with China National Petroleum Corporation ("CNPC") in August 1998. The Company is the Contractor. The Contractor shall pay all appraisal costs. If CNPC exercises its option to participate in the development of the field, all development and operating costs and related oil and gas production will be shared up to 51 percent by CNPC and the remainder by the Company.

The   Contract  is  basically  divided  into  three  periods:  the
Appraisal period, the Development period and the Production period. Work to be performed and expenditures to be incurred during the Appraisal period, which consists of three phases totaling five years from October 1, 1998, are the exclusive responsibility of the Company. The Contractor's obligations in the three appraisal phases are as follows:

1. During the first year, the Contractor is required to drill one appraisal well, perform seismic data processing, upgrade the artificial island and causeway, and expend a minimum of $4 million. The parties have agreed to delay drilling of the first appraisal well until March 2000. The parties have also agreed that the Company may delay its election to enter the second phase of the Zhang Dong Contract until the first appraisal well has been drilled and evaluated. This agreement has not yet been formally documented.

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

      The Contractor may terminate the Contract at the end of either the first or second phase of the Appraisal period, without further obligation. The Company has not yet paid certain amounts due under the terms of the Zhang Dong Contract. Failure to make those payments if demand is made will result in loss of the Company's interest in the Zhang Dong Block.

* On October 1, 1999, the Company met with representatives of the AMEX, at the request of the AMEX, to present information in support of a continued listing. The Company's continued listing is being reviewed because:

(a) the Company has incurred losses in each of the past five fiscal years ending December 31, 1998 and the six months ending June 30, 1999, and continues to have a working capital deficit;
(b) the Company received a going concern opinion from its auditors on its audited financial statements for the year ended December 31, 1998;
(c) the Company failed to make an interest payment on its Senior Secured Notes in May 1999;
(d)     the Company's low stock price.

The Company is waiting for a determination by the AMEX.

* As previously reported, the Company has not paid certain cash calls and disputed charges to Apache totaling approximately $10.9 million through November 1999 (approximately $10.7 million at September 30, 1999). On December 1, 1995, XCL-China submitted to arbitration certain accounting disputes arising from operations in the Bohai Bay Shallow Water Sea Area, People's Republic of China and governed by a Zhao Dong Block Operating Agreement. By the initial submission, XCL-China disputed certain amounts charged to it by Apache in the August, September and October 1995 joint interest billings and the November and December 1995 cash calls which could develop into an event that would trigger Apache's option to purchase the Company's interest in the Production Sharing Agreement. Thereafter, disputes involving joint interest billings through December 1998 were added to the submission. In 1997, XCL-China made some payments with respect to the disputed amounts although the arbitration proceeding remained unresolved and inactive inasmuch as a third arbitrator had not been selected.

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

On June 25, 1999, after receipt of formal arbitration notices from the Company and its subsidiary, XCL-China, Ltd., contesting such costs, Apache filed a petition in U.S. Bankruptcy Court to involuntarily place the Company's subsidiary, XCL-China, Ltd. into Chapter 7 bankruptcy for failure to pay the $10 million in disputed project costs. . See Part II - "Item 1. Legal Proceedings."

* The Company is in dispute over a 1992 tax assessment (including penalties and interest through September 30, 1999) by the Louisiana Department of Revenue and Taxation for the years 1987 through 1991 in the approximate amount of $3.2 million. The Company is in dispute over a 1997 assessment (including penalties and interest through September 30, 1999) from the Louisiana Department of Revenue and Taxation for income tax years 1991 and 1992, and franchise tax years 1992 through 1996 in the approximate amount of $3.5 million. The Company has filed written protests as to these assessments, and will vigorously contest the asserted deficiencies through the administrative appeals process and, if necessary, litigation. The Company believes that adequate provision has been made in the financial statements for any liability.

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

* The Company is subject to other legal proceedings that arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company or results of operations of the Company.

(9)     XCL-China Ltd.

      The following summary financial information of XCL-China Ltd., a wholly owned subsidiary, reflects its financial position and its results of operations for the periods presented (in thousands of dollars):

                                                  September 30,   December 31,
                                                       1999            1998
                                                   -----------    -----------
                ASSETS
                ------
Current assets                                      $    452        $    174
Oil and gas properties (full cost method):
     Proved undeveloped properties,
       not being amortized                            31,247          28,274
     Unevaluated properties                           66,568          56,708
                                                      ------          ------
                                                      97,815          84,982
Other                                                    356             416
                                                      ------          ------
                                                      98,171          85,398
Accumulated depreciation                                 (13)             (5)
                                                      ------          ------
                                                      98,158          85,393
Other assets                                             416             359
                                                      ------          ------
                                                    $ 99,026        $ 85,926
                                                      ======          ======

         LIABILITIES  AND  SHAREHOLDER'S  DEFICIT
         ----------------------------------------
Total current liabilities                           $ 11,485        $  8,397
Due to parent                                         90,866          80,425
Accumulated deficit                                   (3,325)         (2,896)
                                                      ------          ------
                                                    $ 99,026        $ 85,926
                                                      ======          ======

                                 Three Months Ended     Nine Months Ended
                                     September 30,        September 30,
                                 ------------------     -----------------
                                   1999      1998        1999      1998
                                   ----      ----        ----      ----

Costs and expenses              $   335     $   82    $   429    $   700
                                  -----       ----       ----      -----
Net loss                        $  (335)    $  (82)   $  (429)   $  (700)
                                  =====       ====       ====      =====

                     XCL LTD. AND SUBSIDIARIES

                        September 30, 1999

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

      At September 30, 1999, the Company had a net working capital deficit of $101 million. The Company does not have, as of November 15, 1999, sufficient funds to cover the Company's working capital requirements and capital expenditure obligations on the Zhao Dong and Zhang Dong Blocks during 1999.

      In addition, the Company failed to make interest payments on the Senior Secured Notes (in the aggregate approximate amount of $11.6 million, including approximately $0.4 million in default interest as of September 30, 1999) due on May 3 and November 1, 1999. Absent an agreement with the Note holders amending and/or extending the payment terms, the holders of the Notes could declare all principal amounts outstanding, and accrued interest, immediately due and payable. The Company is in discussion with the holders of at least 95% of the Notes and believes that an agreement can be reached to avoid a declaration that all amounts outstanding are due and payable. The possible results of such a declaration include the Company's loss of the stock of XCL-China and/or its interest in the Contract. In addition to the negotiations with the holders of the Notes regarding this matter, the Company is exploring other options for meeting its obligations under the Notes. A negotiated agreement with the Note holders could substantially dilute the interests of the Company's existing equity holders. There can be no assurance that a satisfactory resolution will result.

      As previously reported, the Company has not paid certain disputed cash calls made by Apache with respect to the Zhao Dong Block. On June 25, 1999, the Company initiated a $17 million arbitration proceeding against Apache. The Company initiated the arbitration proceedings because Apache demanded that the Company pay $10 million in disputed Zhao Dong Block project costs in addition to $7.2 million previously paid to Apache that has also been disputed. Such disputed costs consist of (i) approximately $8 million that Apache has demanded the Company pay for engineering and design expenditures on the Zhao Dong Block (Apache has incurred approximately $16 million in engineering and design expenditures although Apache received written authority to spend at most $2.5 million), (ii) $5.3 million consisting primarily of project costs challenged by the Company in joint account audits for the years 1995, 1996 and 1997, as well as certain similar issues in 1998 and 1999, and (iii) $3.9 million in exploration costs that the Company believes were Apache's responsibility under its May 10, 1995 agreement. The Company has demanded a refund of $7.2 million previously paid to Apache and has notified Apache it may seek their removal as operator of the Zhao Dong Block. On that same date, after receipt of formal arbitration notices from the Company and its subsidiary, XCL-China, Ltd., contesting such costs, Apache filed a petition in U.S. Bankruptcy Court to place the Company's subsidiary, XCL-China, Ltd., into involuntary bankruptcy for failure to pay the $10 million in disputed project costs. See Part II - "Item 1. Legal Proceedings."

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

      Based on the current disputes with Apache, the Company estimates that its share of development expenses for 1999 will be less than the approximately $13.7 million previously estimated by the Company. The Company's share of exploration expenses for the remaining two obligatory wells to be drilled prior to the end of the Exploration Period (which expires April 30, 2000) is approximately $5.0 million. The Company understands that Apache has requested that the Exploration Period be extended by one year. The Company presently projects and plans that these funds will be available from the sale or refinancing of domestic oil and gas properties held for sale and/or investment in land, project financing, an increase in the amount of senior secured notes, supplier financing, additional equity, joint ventures with other oil companies, or proceeds from production. Based on continuing discussions with major shareholders, major bondholders, investment bankers, and potential purchasers, the Company believes that such required funds should be available. However, there is no assurance that such funds will be available and, if available, on commercially reasonable terms. Any new debt could require approval of the holders of the Notes and there is no assurance that such approval could be obtained.

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

Results of Operations
---------------------

      During the nine-month periods ended September 30, 1999 and 1998, the Company incurred net losses of $6.1 million and $5.0 million, respectively.

      Revenues and operating expenses associated with oil and gas properties held for sale are insignificant and accordingly, are recorded in other costs and operating expenses in the accompanying consolidated statements of operations.

  Interest expense, net of amounts capitalized, for the three- and nine-month periods ended September 30, 1999 was approximately $1.2 million and $3.7 million compared to approximately $0.1 million and $2.0 million for the same periods in 1998. The increase was primarily attributable to the discount amortization of the XCL Land, Ltd. secured notes in the amount of approximately $1.2 million during the nine-month period ended September 30, 1999.

Preferred stock dividends were $5.9 million for the nine months ended September 30, 1999, as compared to $5.3 million for the same period in 1998. The increase is the result of the issuance of additional shares in payment of prior period dividends. These dividends are to be paid in additional shares of preferred stock at the option of the Company.

General and administrative expenses for the three- and nine-month periods ended September 30, 1999 were approximately $1.1 million and $3.3 million, respectively, as compared to approximately $1.6 million and $4.5 million, respectively, for the same periods in 1998. The decrease was primarily attributable to reduction in compensation expense of approximately $1.1 million and a reduction in public company costs of approximately $0.1 million.


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

      The Company's assessment phase consists of conducting a company-wide inventory of its key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. The portions of the assessment phase related to internally developed computer applications, hardware and equipment, and embedded chips are substantially complete. The Company has completed the assessment to determine the nature and impact of the Year 2000 date change for third-party-developed software. The assessment phase of the project also involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. To date, the responses from such third parties, although generally encouraging, are inconclusive. As a result, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant. The Company is currently evaluating the exposure associated with such business partner relationships.

       The remediation phase involves converting, modifying, replacing or eliminating key automated systems identified in the assessment phase. The Company estimates that it has completed approximately 98 percent of the remediation phase. The Company has to date spent approximately $165,000 for upgrades and/or replacement of certain of its hardware and software to hardware and software that purports to be Year 2000 compliant. The Company estimates that an additional expense of $45,000 will be required to replace and/or modify and install hardware or software identified to date as non-Year 2000 compliant.

      The testing phase involves the validation of the identified key automated systems. The Company is utilizing test tools and written test procedures to document and validate, as necessary, its systems testing. The Company estimates that approximately 98 percent of the testing phase has been completed, and expects to be completed by the end of 1999.

      The implementation phase involves placing the converted or replaced key automated systems into operation. In some cases, this phase will also involve the implementation of contingency plans needed to support business functions and processes that may be interrupted by Year 2000 failures that are outside of the Company's control. The Company has completed approximately 98 percent of the implementation phase, and expects to be completed by the end of 1999.

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

      On June 25, 1999, the Company initiated a $17 million, arbitration proceeding against Apache arising from operations in the Bohai Bay Shallow Water Sea Area, People's Republic of China and governed by the Zhao Dong Block Joint Operating Agreement, Participation Agreement, and May 10, 1995 Agreement. The Company initiated the arbitration proceedings when Apache demanded that the Company pay $10 million in disputed Zhao Dong Block project costs in addition to $7.2 million previously paid to Apache that has also been disputed. Such disputed costs consist of: (i) approximately $8 million that Apache has demanded the Company pay for engineering and design on the Zhao Dong Block (Apache has incurred approximately $16 million in improper and excessive engineering and design expenditures, although Apache received written authority to spend at most $2.5 million), (ii) $5.3 million consisting primarily of project costs challenged by the Company in joint account audits for the years 1995, 1996 and 1997, as well as certain similar issues in 1998 and 1999, and (iii) $3.9 million in exploration costs that were Apache's responsibility under its May 10, 1995 Agreement with the Company. The Company has demanded a refund of $7.2 million previously paid to Apache and has notified Apache that it may seek their removal as operator of the Zhao Dong Block. Apache has filed an answer and counterclaim denying liability, it has appointed its arbitrator and has asked the arbitration tribunal to determine, among other things, that the Company's arbitration demands be denied.

      On June 25, 1999, Apache China Corporation LDC filed a petition in U.S. Bankruptcy Court Western District of Louisiana (Case No. 99-BK-51330) to involuntarily place the Company's subsidiary, XCL-China, Ltd., into a Chapter 7 bankruptcy for failure to pay $10 million in disputed Zhao Dong Block project costs. XCL-China, Ltd. has filed a motion to dismiss the involuntary bankruptcy petition. Apache China Corporation has filed a motion to determine whether the arbitration is stayed. Both motions are being contested and a hearing was held during August 1999. XCL-China, Ltd. is awaiting the court's decision.

Item 2(c).  Changes in Securities

The following securities were issued in private placements with accredited investors in transactions intended to qualify for the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

* During July 1999, the Company through its wholly owned subsidiaries XCL-Acquisitions, Inc. and XCL Land Ltd., reached agreement with two lenders, whereby the lenders purchased an aggregate of $2.247 million in principal of seller's notes secured by the Lutcher Moore Tract ("Seller's Notes) for a purchase price of $2.1 million. The interest rate of the Notes is 8%, and the Seller's Notes are payable on demand at any time after November 30, 1999. The proceeds were used to reduce intercompany debt.

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

      On November 1, 1999, the Company failed to make a required interest payment (in the approximate amount of $5.6 million) on its Senior Secured Notes.

      The Company has not yet distributed a declared in kind dividend payable November 1, 1999, on its Amended Series A Preferred Stock.

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

      A current report on Form 8-K was filed on September 7, 1999, to report that the Company had relocated its headquarters offices.

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


Date: November 15, 1999

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

4.43 Form of a Third Warrant Amendment Agreement dated April 13, 1999, between the Company, J. Edgar Monroe Foundation (1976), Estate of J. Edgar Monroe, and Construction Specialists, Inc. d/b/a Con-Spec, Inc. amending the warrant exercise price of warrants dated November 6, 1998 and January 15, 1999, from $1.50 per share to $1.3125 per share. (O)(i)

4.44      Form  of a Warrant Amendment Agreement dated  April  13,
1999, between the Company and Edgar D. Daigle, amending the warrant exercise price of warrants dated March 25, 1999, from $1.50 per share to $1.3125 per share. (O)(ii)

4.45 Form of a Warrant Amendment Agreement dated April 13, 1999, between the Company and Doug Ashy, Sr., amending the warrant exercise price of warrants dated March 22, 1999, from $1.50 per share to $1.3125 per share. (O)(iii)

4.46 Form of a Fourth Warrant Amendment Agreement dated May 21, 1999, between the Company, J. Edgar Monroe Foundation (1976), Estate of J. Edgar Monroe, and Construction Specialists, Inc. d/b/a Con-Spec, Inc. amending the warrant exercise price of warrants dated November 6, 1998 and January 15, 1999, from $1.3125 per share to $1.25 per share. (O)(iv)

4.47 Form of a Second Warrant Amendment Agreement dated May 21, 1999, between the Company and Edgar D. Daigle, amending the warrant exercise price of warrants dated March 25, 1999, from $1.3125 per share to $1.25 per share. (O)(v)

4.48 Form of a Second Warrant Amendment Agreement dated May 21, 1999, between the Company and Doug Ashy, Sr., amending the warrant exercise price of warrants dated March 22, 1999, from $1.3125 per share to $1.25 per share. (O)(vi)

4.49 Form of a Warrant Amendment Agreement dated May 21, 1999, between the Company and T. Jerald Hanchey, amending the warrant exercise price of warrants dated April 13, 1999, from $1.3125 per share to $1.25 per share. (O)(vii)

4.50 Form of a Warrant Amendment Agreement dated May 21, 1999, between the Company and Mitch Leigh, Abby Leigh as Trustee Under Indenture of Mitch Leigh F/B/O Andrew Leigh, Arthur Rosenbloom as Trustee Under Indenture of Mitch Leigh F/B/O Rebecca Millicent Leigh and Arthur Rosenbloom as Trustee Under Indenture of Mitch Leigh F/B/O David George Leigh, amending the warrant exercise price of warrants held individually and in trust for the benefit of Andrew Leigh from $3.50 per share to $1.25 per share, and extending the expiration of such warrants from December 31, 2001 to December 31, 2004; amending the exercise price of the warrants held in trust for the benefit of Rebecca M. Leigh and David G. Leigh from $7.50 per share to $1.25 per share and extending the date of expiration of such warrants from January 2, 2001 to December 31, 2004. (O)(viii)

4.51 Form of Stock Purchase Warrants dated July 16, 1999, issued to Construction Specialists, Inc. d/b/a Con-Spec, Inc. and the Estate of J. Edgar Monroe, to each purchase 227,902 shares of Common Stock of the Company, at an exercise price of $0.10 per share on or before April 13, 2004, in connection with the purchase of an interest in certain Sellers Notes on the Lutcher Moore Tract. *

4.52 Form of a Fifth Warrant Amendment Agreement dated July 16, 1999, between the Company, J. Edgar Monroe Foundation (1976), Estate of J. Edgar Monroe, and Construction Specialists, Inc. d/b/a Con-Spec, Inc. amending the warrant exercise price of warrants dated November 6, 1998 and January 15, 1999, from $1.25 per share to $0.10 per share. *

4.53 Form of a Warrant Amendment Agreement dated July 16, 1999, between the Company and Boland Machine & Mfg. Co., Inc., extending the term of a warrant dated April 10, 1997, from April 9, 2002 to July 16, 2004, reducing the exercise price from $0.15 per share to $0.01 per share, and providing the holder an option to exchange the warrants for $100,000 in Common Stock of the Company or cash, at the Company's option, during a six month period beginning July 17, 2001. *

4.54 Form of a Warrant Amendment Agreement dated July 16, 1999, between the Company and J. Edgar Monroe Foundation, extending the term of a warrant dated April 10, 1997, from April 9, 2002 to July 16, 2004, reducing the exercise price from $0.15 per share to $0.01 per share, and providing the holder an option to exchange the warrants for $32,000 in Common Stock of the Company or cash, at the Company's option, during a six month period beginning July 17, 2001. *

4.55 Form of a Warrant Amendment Agreement dated July 16, 1999, between the Company and the Estate of J. Edgar Monroe, extending the term of a warrant dated April 10, 1997, from April 9, 2002 to July 16, 2004, reducing the exercise price from $0.15 per share to $0.01 per share, and providing the holder an option to exchange the warrants for $100,000 in Common Stock of the Company or cash, at the Company's option, during a six month period beginning July 17, 2001. *

4.56 Form of a Warrant Amendment Agreement dated July 16, 1999, between the Company and Construction Specialists, Inc. d/b/a Con-Spec, Inc., extending the term of a warrant dated April 10, 1997, from April 9, 2002 to July 16, 2004, reducing the exercise price from $0.15 per share to $0.01 per share, and providing the holder an option to exchange the warrants for $168,000 in Common Stock of the Company or cash, at the Company's option, during a six month period beginning July 17, 2001. *

4.57 Form of a Third Warrant Amendment Agreement dated July 16, 1999, between the Company and Doug Ashy, Sr., amending the warrant exercise price of warrants dated March 22, 1999, from $1.25 per share to $0.10 per share. *

4.58 Form of a Warrant Amendment Agreement dated July 16, 1999, between the Company and Northern Securities Limited, amending the warrant exercise price of warrants dated May 17, 1999, from $1.25 per share to $0.10 per share. *

4.59 Form of a Warrant Amendment Agreement dated July 16, 1999, between the Company and Mitch Leigh, amending the warrant exercise price of warrants dated May 21, 1999, from $1.25 per share to $0.10 per share. *

9.0     Not applicable.

10.39 Form of Consulting Agreement dated June 15, 1998, between the Company and Mr. Patrick B. Collins, whereby Mr. Collins performs certain accounting advisory services. (L)(iii)

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

10.58 Form of Security Agreement by and between XCL Land, Ltd. and Robert R. Durkee, Jr. dated March 15, 1999. (N)(xv)

10.59       Form   of  Security  Agreement  by  and  between   The
Exploration Company of Louisiana, Inc. and Robert R. Durkee, Jr. dated March 15, 1999. (N)(xvi)

10.60 Consulting Agreement dated January 1, 1999, between the Company and R. Thomas Fetters, Jr., a director of the Company, whereby Mr. Fetters performs certain geological consulting services. (N)(xvii)

10.61 Amendment to Personal Services Agreement dated January 15, 1999, between the Company and Benjamin B. Blanchet, an officer and director of the Company. (N)(xviii)

10.62 Form of Security Agreement by and between XCL Land, Ltd. and T. Jerald Hanchey dated April 13, 1999. (O)(ix)

10.63       Form   of  Security  Agreement  by  and  between   The
Exploration Company of Louisiana, Inc. and
     T. Jerald Hanchey dated April 13, 1999. (O)(x)

10.64 Form of Second Amendment to Security Agreement dated April 13, 1999, between XCL Land, Ltd. and Estate of J. Edgar Monroe, amending that Security Agreement dated November 6, 1998.
(O)(xi)

10.65 Form of Second Amendment to Security Agreement dated April 13, 1999, between XCL Land, Ltd. and J. Edgar Monroe Foundation (1976), amending that Security Agreement dated November 6, 1998. (O)(xii)

10.66 Form of Second Amendment to Security Agreement dated April 13, 1999, between XCL Land, Ltd. and Construction Specialists, Inc. d/b/a Con-Spec, Inc., amending that Security Agreement dated November 6, 1998. (O)(xiii)

10.67 Form of First Amendment to Security Agreement dated April 13, 1999, between XCL Land, Ltd. and Edgar D. Daigle, amending that Security Agreement dated March 25, 1999. (O)(xiv)

10.68 Form of First Amendment to Security Agreement dated April 13, 1999, between XCL Land, Ltd. and Doug Ashy, Sr., amending that Security Agreement dated March 22, 1999. (O)(xv)

10.69 Form of Second Amendment to Security Agreement dated April 13, 1999, between The Exploration Company of Louisiana, Inc. and Estate of J. Edgar Monroe, amending the Security Agreement dated November 6, 1998. (O)(xvi)

10.70 Form of Second Amendment to Security Agreement dated April 13, 1999, between The Exploration Company of Louisiana, Inc. and J. Edgar Monroe Foundation (1976), amending the Security Agreement dated November 6, 1998. (O)(xvii)

10.71 Form of Second Amendment to Security Agreement dated April 13, 1999, between The Exploration Company of Louisiana, Inc. and Construction Specialists, Inc. d/b/a Con-Spec, Inc., amending the Security Agreement dated November 6, 1998. (O)(xviii)

10.72 Form of First Amendment to Security Agreement dated April 13, 1999, between The Exploration Company of Louisiana, Inc. and Edgar D. Daigle, amending the Security Agreement dated March 25, 1999. (O)(xix)

10.73 Form of First Amendment to Security Agreement dated April 13, 1998 between The Exploration Company of Louisiana, Inc. and Doug Ashy, Sr., amending the Security Agreement dated March 22, 1999. (O)(xx)

10.74 Form of Security Agreement dated May 17, 1999, between XCL Land, Ltd. and Northern Securities Limited. (O)(xxi)

10.75 Form of Security Agreement dated May 17, 1999, between The Exploration Company of Louisiana, Inc. and Northern Securities Limited. (O)(xxii)

10.76 Form of Security Agreement dated May 21, 1999 between XCL Land, Ltd. and Mitch Leigh. (O)(xxiii)

10.77 Form of Security Agreement dated May 21, 1999 between The Exploration Company of Louisiana, Inc. and Mitch Leigh.
(O)(xxiv)

10.78 Form of Third Amendment to Security Agreement dated May 21, 1999, between XCL Land, Ltd. and Construction Specialists, Inc. d/b/a Con-Spec, Inc., amending the Security Agreement dated November 6, 1998. (O)(xxv)

10.79 Form of Third Amendment to Security Agreement dated May 21, 1999, between XCL Land, Ltd. and Estate of J. Edgar Monroe, amending the Security Agreement dated November 6, 1998. (O)(xxvi)

10.80 Form of Third Amendment to Security Agreement dated May 21, 1999, between XCL Land, Ltd. and J. Edgar Monroe Foundation
(1976),  amending the Security Agreement dated November  6,  1998.
(O)(xxvii)

10.81 Form of Third Amendment to Security Agreement dated May 21, 1999, between The Exploration Company of Louisiana, Inc. and Estate of J. Edgar Monroe, amending the Security Agreement dated November 6, 1998. (O)(xxviii)

10.82 Form of Third Amendment to Security Agreement dated May 21, 1999, between The Exploration Company of Louisiana, Inc. and Construction Specialists, Inc. d/b/a Con-Spec, Inc., amending the Security Agreement dated November 6, 1998. (O)(xxix)

10.83 Form of Third Amendment to Security Agreement dated May 21, 1999, between The Exploration Company of Louisiana, Inc. and
J. Edgar Monroe Foundation (1976), amending the Security Agreement dated November 6, 1998. (O)(xxx)

10.84 Form of Second Amendment to Security Agreement dated May 21, 1999, between The Exploration Company of Louisiana, Inc. and Edgar D. Daigle, amending the Security Agreement dated March 25, 1999. (O)(xxxi)

10.85 Form of Second Amendment to Security Agreement dated May 21, 1999, between XCL Land, Ltd. and Edgar D. Daigle, amending the Security Agreement dated March 25, 1999. (O)(xxxii)

10.86 Form of Second Amendment to Security Agreement dated May 21, 1999, between The Exploration Company of Louisiana, Inc. and Doug Ashy, Sr., amending the Security Agreement dated March 22, 1999. (O)(xxxiii)

10.87 Form of Second Amendment to Security Agreement dated May 21, 1999, between XCL Land, Ltd. and Doug Ashy, Sr., amending the Security Agreement dated March 22, 1999. (O)(xxxiv)

10.88 Form of First Amendment to Security Agreement dated May 21, 1999, between The Exploration Company of Louisiana, Inc. and
T. Jerald Hanchey, amending the Security Agreement dated April 13,
1999. (O)(xxxv)

10.89 Form of First Amendment to Security Agreement dated May 21, 1999, between XCL Land, Ltd. and T. Jerald Hanchey, amending the Security Agreement dated April 13, 1999. (O)(xxxvi)

10.90 Form of Security Agreement dated July 16, 1999, between XCL-Acquisitions, Inc., as Grantor, and Construction Specialists, Inc. and the Estate of J. Edgar Monroe, as Lenders, securing the amounts owed the Lenders under the Seller Notes and XCL Land Secured Notes. *

10.91 Form of Participation Agreement dated July 16, 1999, by and between XCL-Acquisitions, Inc., Construction Specialists, Inc. and the Estate of J. Edgar Monroe, setting forth the terms and conditions pursuant to which the Lenders hold their interest in the Seller Notes. *

10.92 Form of Note Modification and Amendment Agreements dated July 16, 1999, by and between XCL Land, Ltd. and the Estate of J. Edgar Monroe, Construction Specialists, Inc.a nd The J. Edgar
Monroe Foundation (1976), whereby the maturity of the XCL Land Secured Notes dated November 6, 1998 and January 15, 1999 have been extended to November 30, 1999. *

10.93 Form of Assignment of Net Proceeds whereby Con-Spec and Estate of J. Edgar Monroe are to receive an aggregate of 7.5% of any net proceeds received from the sale of the Lutcher Moore Tract, less commissions and closing expenses, and 7.5% of any net proceeds received from any activity on the Tract, except for rights-of-ways. *

10.94 Form of First Amendment to and Assumption of Security Agreement dated as of September 30,1999, by and between XCL-Texas, Inc. and Mitch Leigh, whereby XCL-Texas assumed all of XCL Land's obligations under the Security Agreement. *

10.95 Form of First Amendment to Security Agreement dated as of September 30, 1999, by and between The Exploration Company of Louisiana, Inc. and Mitch Leigh. *

10.96 Form of Fourth Amendment to Security Agreement dated as of September 30, 1999, by and between The Exploration Company of Louisiana, Inc. and Construction Specialists, Inc. *

10.97 Form of Fourth Amendment to and Assumption of Security Agreement dated as of September 30, 1999, by and between XCL-Texas, Inc. and Construction Specialists, Inc., whereby XCL-Texas assumed all of XCL Land's obligations under the Security Agreement. *

10.98 Form of First Amendment to and Assumption of Security Agreement dated as of September 30, 1999, by and between XCL-Texas, Inc. and Northern Securities Limited, whereby XCL-Texas assumed all of XCL Land's obligations under the Security Agreement. *

10.99 Form of First Amendment to Security Agreement dated as of September 30, 1999, by and between The Exploration Company of Louisiana, Inc. and Northern Securities Limited *

10.100 Form of Termination of Security Agreements dated October 1, 1999, whereby the Security Agreements dated March 22, 1999 between The Exploration Company of Louisiana, Inc. and XCL Land Ltd., respectively, and Doug Ashy, Sr. were terminated. *

11.0     Not applicable.

15.0     Not applicable.

18.0     Not applicable.

19.0     Not applicable.

22.0     Not applicable.

23.0     Not applicable.

24.0     Not applicable.

27.0     Financial Data Schedule *

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

(O) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 14, 1999, where it appears as: (i) through (viii) Exhibits 4.43 through 4.50; and (vix) through (xxxvi) Exhibits 10.62 through 10.89.